Form 10KSB
period 1999-12-31
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2000-05-09
CIK 1100553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from _______________ to ________________________

            Commission file number 0-30680


                      First Federal of Olathe Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Kansas                                      48-1226075
---------------------------------------------          -------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
            or organization)                              Identification No.)

      100 East Park Street, Olathe, Kansas                     66061
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:        (913) 782-0026
                                                    ----------------------------


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended December 31, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements:

Pursuant to Rule 15d-2 of the Act, this annual report contains only financial statements for the fiscal year ended December 31, 1999 as the certified financial reports for the year ended December 31, 1999 were not yet available when the Registration Statement on Form SB-2 (File 333-92929) was filed on December 16, 1999, and amended on February 3, 2000.

(a) (2)  Financial Statement Schedules:

All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

(a) (3) Exhibits:

The following exhibit is filed as part of this report.

Exhibit 27 Financial Data Schedule

                                    CONTENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                   4

Statements of Financial Condition                                              5

Statements of Income and Comprehensive Income                                  6

Statements of Equity                                                           7

Statements of Cash Flows                                                       8

Notes to Financial Statements                                                 10

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
FIRST FEDERAL SAVINGS AND LOAN
  ASSOCIATION OF OLATHE
Olathe, Kansas

      We have audited the accompanying statements of financial condition of First Federal Savings and Loan Association of Olathe as of December 31, 1999, 1998 and 1997, and the related statements of income and comprehensive income, equity and cash flows for the years then ended. These financial statements are the responsibility of the Association's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Federal Savings and Loan Association of Olathe as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Taylor, Perky & Parker, LLC
Overland Park, Kansas
February 18, 2000

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                        STATEMENTS OF FINANCIAL CONDITION
                                  December 31,

                                                                     1999          1998          1997
                                                                 -----------   -----------   -----------
ASSETS
Cash and cash equivalents:
  Cash and non-interest earning deposits                         $    90,749   $   112,508   $    66,590
  Overnight deposits at Federal Home Loan Bank
     and First National Bank of Olathe                             2,514,611     5,100,000     2,200,000
                                                                 -----------   -----------   -----------
          Total cash and cash equivalents                          2,605,360     5,212,508     2,266,590

Held to maturity securities, at cost                              11,000,000     9,000,000     3,909,622

Available for sale securities                                        618,966       847,482       551,562

Federal Home Loan Bank stock, at cost                                308,300       288,700       307,400

Loans receivable, net of deferred loan fees and loss allowance    31,472,474    28,978,023    25,741,621

Accrued interest receivable                                          420,090       301,158       264,316

Equipment, net of accumulated depreciation                            19,643        20,695           640

Refundable income taxes                                               21,000            --            --

Other assets                                                         146,258            --         6,250
                                                                 -----------   -----------   -----------

          Total Assets                                           $46,612,091   $44,648,566   $33,048,001
                                                                 ===========   ===========   ===========

LIABILITIES AND EQUITY
Deposits                                                         $36,203,251   $34,701,287   $25,139,748
Advance payments from borrowers for taxes and insurance               13,994        20,414        24,280
Interest payable on deposits                                          51,089        55,122        38,159
Advances from the Federal Home Loan Bank                           1,000,000     1,000,000            --
Accrued expenses                                                     106,175        89,613        47,480
Deferred income taxes payable                                         68,957       220,180       132,302
Income taxes payable                                                      --        20,100        68,560
                                                                 -----------   -----------   -----------
          Total Liabilities                                       37,443,466    36,106,716    25,450,529

Commitments and contingencies                                             --            --            --

Equity:
  Retained earnings                                                8,796,861     8,028,977     7,262,151
  Accumulated other comprehensive income                             371,764       512,873       335,321
                                                                 -----------   -----------   -----------

          Total Equity                                             9,168,625     8,541,850     7,597,472
                                                                 -----------   -----------   -----------

          Total Liabilities and Equity                           $46,612,091   $44,648,566   $33,048,001
                                                                 ===========   ===========   ===========

See accompanying notes to financial statements.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                            Years Ended December 31,

                                                           1999           1998          1997
                                                       -----------    -----------   -----------
Interest and Dividend Income:
  Loans receivable                                     $ 2,627,928    $ 2,394,515   $ 2,178,540
  Investment securities                                    693,583        406,123       414,948
  Cash and cash equivalents                                189,738        260,656        98,017
  Capital stock                                             28,617         29,227        26,592
                                                       -----------    -----------   -----------
     Total Interest and Dividend Income                  3,539,866      3,090,521     2,718,097
                                                       -----------    -----------   -----------

Interest Expense:
  Deposits                                               1,887,017      1,600,362     1,336,689
  Federal Home Loan Bank advances                           57,400         52,368            --
                                                       -----------    -----------   -----------
     Total Interest Expense                              1,944,417      1,652,730     1,336,689
                                                       -----------    -----------   -----------

Net Interest Income Before Provision for Loan Losses     1,595,449      1,437,791     1,381,408
     Provision for Loan Losses                             150,000             --            --
                                                       -----------    -----------   -----------

     Net Interest and Dividend Income
          after Provision for Loan Losses                1,445,449      1,437,791     1,381,408
                                                       -----------    -----------   -----------

Non-Interest Income:
  Service charges and other fees                            19,893         19,513         7,331
                                                       -----------    -----------   -----------

Non-Interest Expense:
  Salaries and related payroll expenses                    120,285        100,411        96,790
  Federal insurance premium                                 44,673         44,693        41,352
  Occupancy of premises                                     27,415         21,229        23,353
  Office supplies and related expenses                      20,357         17,391        18,828
  Other general and administrative                          93,506         64,495        83,171
                                                       -----------    -----------   -----------
     Total Non-Interest Expense                            306,236        248,219       263,494
                                                       -----------    -----------   -----------

Income Before Income Taxes                               1,159,106      1,209,085     1,125,245

Income Tax Provision                                       391,222        442,259       398,561
                                                       -----------    -----------   -----------

      Net Income                                           767,884        766,826       726,684

Other Comprehensive Income (Loss):
  Unrealized gain (loss) on investment securities
    available for sale, net of deferred tax expense       (141,109)       177,552       113,929
                                                       -----------    -----------   -----------

     Comprehensive Income                              $   626,775    $   944,378   $   840,613
                                                       ===========    ===========   ===========

See accompanying notes to financial statements.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                              STATEMENTS OF EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

                                                           Other Comprehensive
                                                              Income (Loss):
                                                             Unrealized Gain
                                                              on Securities
                                                           Available for Sale,
                                              Retained       Net of Deferred
                                              Earnings            Taxes          Total Equity
                                            -----------    -------------------   ------------
Balance, December 31, 1996                  $ 6,535,467        $   221,392       $ 6,756,859

Net income for the year ended
  December 31, 1997                             726,684                 --           726,684

Other comprehensive income:
  Change in unrealized gain on
    available for sale securities, net
    of deferred taxes                                --            113,929           113,929
                                            -----------        -----------       -----------

Balance, December 31, 1997                    7,262,151            335,321         7,597,472

Net income for the year ended
  December 31, 1998                             766,826                 --           766,826

Other comprehensive income:
  Change in unrealized gain on
    available for sale securities, net
    of deferred taxes                                --            177,552           177,552
                                            -----------        -----------       -----------

Balance, December 31, 1998                    8,028,977            512,873         8,541,850

Net income for the year ended
  December 31, 1999                             767,884                 --           767,884

Other comprehensive loss:
  Change in unrealized gain on
    available for sale securities, net of
    deferred taxes                                   --           (141,109)         (141,109)
                                            -----------        -----------       -----------

Balance, December 31, 1999                  $ 8,796,861        $   371,764       $ 9,168,625
                                            ===========        ===========       ===========

See accompanying notes to financial statements.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                            STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                                1999            1998            1997
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Mortgage loan interest received                           $  2,603,380    $  2,378,809    $  2,182,351
  Investment interest and dividends received                     817,554         674,870         549,508
  Other fees                                                      19,893          19,513           7,331
                                                            ------------    ------------    ------------
                                                               3,440,827       3,073,192       2,739,190

  Interest paid                                                1,948,450       1,635,767       1,339,741
  Salaries and other administrative expenses                     430,765         195,676         266,686
  Income taxes paid                                              496,138         521,209         338,932
                                                            ------------    ------------    ------------
                                                               2,875,353       2,352,652       1,945,359
                                                            ------------    ------------    ------------

     Net cash provided by operating activities                   565,474         720,540         793,831
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of U.S. Government and agency securities           (3,000,000)    (10,300,000)     (5,909,622)
  Maturity of U.S. Government and agency securities            1,000,000       5,209,622       7,700,000
  Net increase in mortgage loans                              (2,644,451)     (3,240,268)       (795,438)
  (Purchase) redemption of FHLB stock                            (19,600)         18,700         (21,100)
  Purchase of property and equipment                              (4,115)        (24,215)             --
                                                            ------------    ------------    ------------

     Net cash provided (used) by investing activities         (4,668,166)     (8,336,161)        973,840
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                       1,495,544       9,561,539      (1,795,571)
  Proceeds from FHLB advances                                         --       1,000,000              --
                                                            ------------    ------------    ------------

     Net cash provided (used) by financing activities          1,495,544      10,561,539      (1,795,571)
                                                            ------------    ------------    ------------

     Net increase (decrease) in cash and cash equivalents     (2,607,148)      2,945,918         (27,900)

CASH AND CASH EQUIVALENTS, Beginning of year                   5,212,508       2,266,590       2,294,490
                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, End of year                      $  2,605,360    $  5,212,508    $  2,266,590
                                                            ============    ============    ============

See accompanying notes to financial statements.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                            Years Ended December 31,

                                                          1999         1998         1997
                                                        ---------    ---------    ---------
RECONCILIATION OF NET INCOME TO NET
   CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $ 767,884    $ 766,826    $ 726,684
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                          5,167        4,160        7,686
      Provision for loan losses                           150,000           --           --
      Deferred income taxes                               (63,816)     (30,490)      (8,931)
      Increase in accrued interest receivable            (118,932)     (36,842)     (19,387)
      (Increase) decrease in other assets                (146,258)       6,250       26,766
      Increase (decrease) in income taxes payable         (41,100)     (48,460)      68,560
      Increase (decrease) in accrued interest payable      (4,033)      16,963       (3,052)
      Increase (decrease) in accrued expenses              16,562       42,133       (4,495)
                                                        ---------    ---------    ---------

          Net cash provided by operating activities     $ 565,474    $ 720,540    $ 793,831
                                                        =========    =========    =========

See accompanying notes to financial statements.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Nature of Operations

The Association was incorporated in December 1923 and provides financial services to individual and corporate customers through its office in Olathe, Kansas. The Association's primary source of revenue is one-to-four family dwelling loans. The Association's lending activity is concentrated within a small geographic area in Kansas.

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Investment Securities

Investment securities include U.S. Treasury notes and securities of the Federal Home Loan Bank, all backed by the full faith and credit of the United States Government and securities of the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. Held-to-maturity debt securities that the Association has the positive intent and ability to hold to maturity are carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in income. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available for sale securities and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in a separate component of equity. If a decline in fair value is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in income.

4. Loan Fees

Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment net of a prepayment factor over the contractual term of the related loans using the interest method.

5. Depreciation

Equipment is stated at cost, net of accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the costs of depreciable assets to operations over their estimated service lives.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

6. Cash Equivalents

For purposes of the statements of cash flows, cash equivalents include time deposits and all highly liquid debt instruments with original maturities of less than three months.

7. Loans Receivable

Loans receivable consist primarily of conventional first mortgage loans for permanent one-to-four family dwellings. It is the policy of the Association to limit mortgages to 80 percent of the appraised value of the mortgaged property.

The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio.

8. Gains and Losses

Gains and losses on the sale of investment securities are determined using the specific identification method.

NOTE B - RELATED PARTY TRANSACTIONS

In the normal course of business, the Association has made loans to its directors, officers, and their related business interests. In the opinion of management, related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of loans outstanding to directors, officers and their related business interests totaled approximately $309,000, $208,000 and $175,000 at December 31, 1999, 1998 and
1997, respectively.

NOTE C - LOANS RECEIVABLE

Loans at December 31, are summarized as follows:

                                            1999          1998          1997
                                         -----------   -----------   -----------
Loans receivable:
  One-to-four family                     $31,969,022   $29,261,165   $25,949,070
Less:
  Deferred loan fees, net                    321,548       258,142       182,449
  Allowance for loan losses                  175,000        25,000        25,000
                                         -----------   -----------   -----------

     Total loans receivable, net         $31,472,474   $28,978,023   $25,741,621
                                         ===========   ===========   ===========

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE C - LOANS RECEIVABLE (CONTINUED)

The following table sets forth information at December 31, with respect to the Association's allowance for loan losses.

                                               1999         1998         1997
                                             --------     --------     --------

Balance, beginning of period                 $ 25,000     $ 25,000     $ 25,000

Provision for loan losses                     150,000           --           --
                                             --------     --------     --------

Balance, end of period                       $175,000     $ 25,000     $ 25,000
                                             ========     ========     ========

Ratio of allowance for loan loss to
  ending loans receivable, net                    .56%         .09%         .10%

NOTE D - AVAILABLE FOR SALE SECURITIES

The cost and market value of the available for sale securities are summarized as follows:

                                  December 31, 1999
                 ------------------------------------------------------
                                      Gross Unrealized           Market
                   Cost                    Gains                 Value
                   ----                    -----                 -----

Common Stock     $10,960                 $608,006              $618,966
                 =======                 ========              ========

                                  December 31, 1998
                 ------------------------------------------------------
                                      Gross Unrealized           Market
                   Cost                    Gains                 Value
                   ----                    -----                 -----

Common Stock     $10,960                 $836,522              $847,482
                 =======                 ========              ========

                                  December 31, 1997
                 ------------------------------------------------------
                                      Gross Unrealized           Market
                   Cost                    Gains                 Value
                   ----                    -----                 -----

Common Stock     $10,960                 $540,602              $551,562
                 =======                 ========              ========

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE E - HELD TO MATURITY SECURITIES

The amortized cost and market value of investments in debt securities are as follows:

                                                         December 31, 1999
                                           --------------------------------------------
                                            Amortized       Unrealized        Market
                                               Cost          (Losses)          Value
                                           ------------    ------------    ------------
Securities of the Federal Home Loan Bank   $  4,500,000    $   (209,535)   $  4,290,465
Securities of the Federal Mortgage Corp.      6,000,000        (450,620)      5,549,380
Securities of the Fed. Nat'l. Mtg. Assn         500,000         (36,930)        463,070
                                           ------------    ------------    ------------
                                           $ 11,000,000    $   (697,085)   $ 10,302,915
                                           ============    ============    ============

Due in less than one year                  $         --    $         --    $         --
After one through five years                         --              --              --
After five through ten years                  5,500,000        (308,275)      5,191,725
After ten years                               5,500,000        (388,810)      5,111,190
                                           ------------    ------------    ------------
                                           $ 11,000,000    $   (697,085)   $ 10,302,915
                                           ============    ============    ============

                                                         December 31, 1998
                                           --------------------------------------------
                                            Amortized       Unrealized        Market
                                               Cost          (Losses)          Value
                                           ------------    ------------    ------------
Securities of the Federal Home Loan Bank   $  3,500,000    $     (3,590)   $  3,496,410
Securities of the Federal Mortgage Corp.      5,000,000           3,450       5,003,450
Securities of the Fed. Nat'l. Mtg. Assn         500,000           6,475         506,475
                                           ------------    ------------    ------------
                                           $  9,000,000    $      6,335    $  9,006,335
                                           ============    ============    ============

Due in less than one year                  $         --    $         --    $         --
After one through five years                         --              --              --
After five through ten years                  6,500,000           4,230       6,504,230
After ten years                               2,500,000           2,105       2,502,105
                                           ------------    ------------    ------------
                                           $  9,000,000    $      6,335    $  9,006,335
                                           ============    ============    ============

                                                         December 31, 1997
                                           --------------------------------------------
                                            Amortized       Unrealized        Market
                                               Cost          (Losses)          Value
                                           ------------    ------------    ------------
Securities of the Federal Home Loan Bank   $  2,909,622    $     10,988    $  2,920,610
Securities of the Federal Mortgage Corp.      1,000,000           4,690       1,004,690
                                           ------------    ------------    ------------
                                           $  3,909,622    $     15,678    $  3,925,300
                                           ============    ============    ============

Due in less than one year                  $         --    $         --    $         --
After one through five years                         --              --              --
After five through ten years                  3,500,000          17,980       3,517,980
After ten years                                 409,622          (2,302)        407,320
                                           ------------    ------------    ------------
                                           $  3,909,622    $     15,678    $  3,925,300
                                           ============    ============    ============

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE F - DEPOSITS

An analysis of deposit account balances, by interest rate, is as follows:

                                        December 31, 1999
             -------------------------------------------------------------------
 Interest    18 to 60 Mo.     6 Mo.         Money       Savings
   Rate         C.D.'s        C.D.'s        Market      Accounts        Total
----------   -----------   -----------   -----------   -----------   -----------
3% - 3.99%   $        --   $        --   $ 2,305,860   $ 4,551,676   $ 6,857,536
4% - 4.99%       100,000     2,453,711            --            --     2,553,711
5% - 5.99%    17,133,883            --            --            --    17,133,883
6% - 6.99%     9,658,121            --            --            --     9,658,121
             -----------   -----------   -----------   -----------   -----------
  Totals     $26,892,004   $ 2,453,711   $ 2,305,860   $ 4,551,676   $36,203,251
             ===========   ===========   ===========   ===========   ===========

                                        December 31, 1998
             -------------------------------------------------------------------
 Interest    18 to 60 Mo.     6 Mo.         Money       Savings
   Rate         C.D.'s        C.D.'s        Market      Accounts        Total
----------   -----------   -----------   -----------   -----------   -----------
3% - 3.99%   $        --   $        --   $ 2,240,937   $ 3,349,020   $ 5,589,957
4% - 4.99%            --            --            --            --            --
5% - 5.99%    16,249,700     2,663,230            --            --    18,912,930
6% - 6.99%    10,198,400            --            --            --    10,198,400
             -----------   -----------   -----------   -----------   -----------
  Totals     $26,448,100   $ 2,663,230   $ 2,240,937   $ 3,349,020   $34,701,287
             ===========   ===========   ===========   ===========   ===========

                                        December 31, 1997
             -------------------------------------------------------------------
 Interest    18 to 60 Mo.     6 Mo.         Money       Savings
   Rate         C.D.'s        C.D.'s        Market      Accounts        Total
----------   -----------   -----------   -----------   -----------   -----------
3% - 3.99%   $        --   $        --   $ 2,517,568   $ 2,545,897   $ 5,063,465
4% - 4.99%            --            --            --            --            --
5% - 5.99%    13,654,234       176,295            --            --    13,830,529
6% - 6.99%     6,023,336       222,418            --            --     6,245,754
             -----------   -----------   -----------   -----------   -----------
  Totals     $19,677,570   $   398,713   $ 2,517,568   $ 2,545,897   $25,139,748
             ===========   ===========   ===========   ===========   ===========

At December 31, 1999, scheduled maturities of certificates of deposit are as follows:

                           2000             $ 14,963,405
                           2001                7,074,209
                           2002                1,273,919
                           2003                4,021,689
                           2004                2,012,493
                                            ------------
                                            $ 29,345,715
                                            ============

The aggregate amount of time deposit accounts exceeding $100,000 at December 31, 1999, 1998 and 1997 amounted to $9,713,000, $5,771,000 and $3,036,000, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE F - DEPOSITS (CONTINUED)

The components of interest expense on deposits at December 31, are as follows:

                                         1999            1998            1997
                                      ----------      ----------      ----------

Certificates of Deposit               $1,716,896      $1,432,084      $1,190,267

Money Market                              69,361          72,558          80,214

Savings Accounts                         100,760          95,720          66,208
                                      ----------      ----------      ----------

                                      $1,887,017      $1,600,362      $1,336,689
                                      ==========      ==========      ==========

NOTE G - ADVANCES FROM FEDERAL HOME LOAN BANK (FHLB)

The Association is required to purchase stock in the FHLB. Such stock may be redeemed at par but is not readily marketable. The Association had stock of $308,300, $288,700 and $307,400 at December 31, 1999, 1998 and 1997,
respectively.

The Association had $1,000,000 in outstanding advances at a fixed interest rate of 5.74 percent from the FHLB at December 31, 1999 and December 31, 1998. The advances have a maturity date of February 2, 2001 and are collateralized by the FHLB stock. There were no outstanding advances at December 31, 1997.

NOTE H - LINE OF CREDIT

At December 31, 1999, the Association had an unused line of credit with the FHLB to be drawn upon as needed, with interest at the Federal Funds rate plus 15 basis points. The line of credit is limited to 40 percent of total assets.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE I - LEASE COMMITMENTS

Rent expense under a long-term operating lease for office space amounted to $16,057, $13,607 and $14,145 for the years ended December 31, 1999, 1998 and
1997, respectively. The Association renewed this lease on August 1, 1999 and is obligated under the terms of this lease through July 31, 2004. Future lease obligations under this agreement are as follows:

                        2000              $14,538
                        2001               14,538
                        2002               14,538
                        2003               14,538
                        2004                8,480
                                          -------
                                          $66,632
                                          =======

NOTE J - RETIREMENT PLAN

Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions," requires entities to disclose a description of the multi-employer plan and the amount of cost recognized during the period. The Association participates in a noncontributory group pension plan for the savings and loan industry. This defined benefit plan covers all full-time employees. There were no contributions to the plan for the years ended December 31, 1999, 1998 and 1997, since the plan was fully funded in accordance with the maximum funding standards of ERISA. Because this is a multiple-employer pension plan, the actuarial present value of plan benefits is not determinable. The net assets of the fund available for benefits at June 30, 1999, the most recent information available, amounted to $1,850,200,000.

NOTE K - REGULATORY MATTERS

The Association is subject to various regulatory capital requirements by its primary federal regulator, the Office of Thrift Supervision (OTS). Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Failure to meet minimum regulatory capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. The Association's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by regulatory agencies about components, risk weightings, and other factors.

Regulatory quantitative measures to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total and risk-based capital and Tier 1 Capital to risk-weighted assets (as defined in the regulations), and Tier 1 Capital and Tangible Capital to adjusted total assets (as defined).

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE K - REGULATORY MATTERS (CONTINUED)

As of the most recent notification from federal regulators, the Association was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Association must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as disclosed in the table below. There are no conditions or events since the notification that management believes would change the Association's category.

The following table sets forth regulatory capital ratios for the Association.

                                                                                   To Be Well Capitalized
                                                              For Capital             Under the Prompt
                                          Actual           Adequacy Purposes    Corrective Action Provisions
                                          ------           -----------------    ----------------------------
                                    Amount       Ratio     Amount     Ratio     Amount                 Ratio
                                    ------       -----     ------     -----     ------                 -----
                                             (Dollars in Thousands)
December 31, 1999:
   Total Risk-Based Capital
       (to Risk-Weighted Assets)    $8,972       45.89%    >=$1,564   >=8.0%    >=$1,955               >=10.0%

   Tier 1 Capital
        (to Risk-Weighted Assets)   $8,797       44.99%    >=$  782   >=4.0%    >=$1,173               >= 6.0%

   Tier 1 Capital
        (to Adjusted Total Assets)  $8,797       18.89%    >=$1,862   >=4.0%    >=$2,328               >= 5.0%

   Tangible Capital
        (to Adjusted Total Assets)  $8,797       18.89%    >=$  698   >=1.5%         N/A                  N/A

December 31, 1998:
   Total Risk-Based Capital
      (to Risk-Weighted Assets)     $8,054       44.28%    >=$1,455   >=8.0%    >=$1,819               >=10.0%

   Tier 1 Capital
      (to Risk-Weighted Assets)     $8,029       44.14%    >=$  727   >=4.0%    >=$1,091               >= 6.0%

   Tier 1 Capital
      (to Adjusted Total Assets)    $8,029       17.97%    >=$1,786   >=4.0%    >=$2,233               >= 5.0%

   Tangible Capital
      (to Adjusted Total Assets)    $8,029       17.97%    >=$  670   >=1.5%        N/A                 N/A

December 31, 1997:
   Total Risk-Based Capital
      (to Risk-Weighted Assets)     $7,287       50.85%    >=$1,146   >=8.0%    >=$1,432               >=10.0%

   Tier 1 Capital
      (to Risk-Weighted Assets)     $7,262       50.68%    >=$  429   >=3.0%    >=$  859               >= 6.0%

   Tier 1 Capital
      (to Adjusted Total Assets)    $7,262       21.97%    >=$  992   >=3.0%    >=$1,652               >= 5.0%

   Tangible Capital
      (to Adjusted Total Assets)    $7,262       21.97%    >=$  495   >=1.5%         N/A                  N/A

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE K - REGULATORY MATTERS (CONTINUED)

A reconciliation of generally accepted accounting principles ("GAAP") capital to regulatory capital is presented in the following table as of December 31, 1999:

                                            Tangible       Core          Total
                                            Capital       Capital       Capital
                                            -------       -------       -------
                                                     (in Thousands)
GAAP capital                                $ 9,169       $ 9,169       $ 9,169
Other comprehensive income                     (372)         (372)         (372)

Regulatory general valuation                     --            --           175
                                            -------       -------       -------
Regulatory capital                          $ 8,797       $ 8,797       $ 8,972
                                            =======       =======       =======

NOTE L - INCOME TAXES

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes at December 31, were as follows for the following periods:

                                                  1999          1998          1997
                                               ---------     ---------     ---------
Income tax at federal statutory rate           $ 394,096     $ 411,089     $ 382,583
State income tax, net of federal tax benefit      50,100        54,000        68,706
Over (under) accrual of federal
  and state income taxes                          10,842         7,660       (43,797)
Deferred income tax benefit                      (63,816)      (30,490)       (8,931)
                                               ---------     ---------     ---------
Provision for income taxes                     $ 391,222     $ 442,259     $ 398,561
                                               =========     =========     =========

Effective tax rate                                 33.75%        36.57%        35.41%
                                               =========     =========     =========

The tax effects of existing temporary differences that give rise to significant positions of deferred tax assets and deferred tax liabilities are as follows:

                                              1999         1998         1997
                                            ---------    ---------    ---------
Deferred tax assets
  Deferred loan origination fees            $  97,750    $ 103,469    $  72,979
  Allowance for loan losses                    67,375           --           --

Deferred tax liabilities
  Unrealized gain on available for
        sale securities                      (234,082)    (323,649)    (205,281)
                                            ---------    ---------    ---------

        Net deferred tax liability          $ (68,957)   $(220,180)   $(132,302)
                                            =========    =========    =========

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair value amounts have been determined by the Association using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Association could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

                             December 31,                December 31,                December 31,
                                1999                        1998                        1997
                       -------------------------   -------------------------   -------------------------
                        Carrying     Estimated      Carrying     Estimated      Carrying     Estimated
                          Value      Fair Value       Value      Fair Value       Value      Fair Value
                          -----      ----------       -----      ----------       -----      ----------
Assets:
  Cash and cash
   equivalents         $ 2,605,360   $ 2,605,360   $ 5,212,508   $ 5,212,508   $ 2,266,590   $ 2,266,590
   Investment           11,618,966    10,921,881     9,847,482     9,853,817     4,461,184     4,476,862
   securities
   Capital Stock of
   Federal Home Loan
   Bank                    308,300       308,300       288,700       288,700       307,400       307,400
   Loans receivable     31,472,474    31,476,981    28,978,023    29,692,496    25,741,621    26,250,426
Liabilities:
   Deposits             36,203,251    36,298,979    34,701,287    35,008,904    25,139,748    25,150,585
   Advances from
   Federal Home Loan
   Bank                  1,000,000       992,376     1,000,000     1,000,000            --            --

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are reasonable estimates of their fair value.

Investment Securities - Estimated fair values of investment securities are based on quoted market prices where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar instruments.

Capital Stock of Federal Home Loan Bank - The carrying value of capital stock of Federal Home Loan Bank approximates its fair value.

Loans Receivable - Fair values are estimated for portfolios with similar financial characteristics. Future cash flows of these loans are discounted using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Deposits - The estimated fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The estimated fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Advances from Federal Home Loan Bank - The estimated fair value of advances from Federal Home Loan Bank is determined by discounting the future cash flows of existing advances using rates currently available on advances from Federal Home Loan Bank having similar characteristics.

NOTE N - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Association has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements.

At December 31, 1999, 1998 and 1997, the Association had outstanding commitments to originate fixed rate mortgages of $1,111,700, $1,276,000, and $1,325,000, respectively. At December 31, 1999, the interest rates on the outstanding commitments ranged from 7.75% to 9.0%.

NOTE O - YEAR 2000 COMPLIANCE REVIEW

Subsequent to December 31, 1998, the Association completed a compliance examination conducted by the Office of Thrift Supervision for Year 2000 compliance. The examination indicated that the Association is Year 2000 compliant and no further major updates will be necessary.

NOTE P - PLAN OF CONVERSION

On October 13, 1999, the Association's Board of Directors approved a plan ("Plan") to convert from a federally-chartered mutual savings association to a federally-chartered stock savings association, subject to approval by its members. The Plan, which includes formation of a holding company to own all of the outstanding stock of the Association, is subject to approval by the Office of Thrift Supervision (OTS) and includes the filing of a registration statement with the Securities and Exchange Commission.

The Plan calls for the common stock of the holding company to be offered to various parties in a subscription offering at a price based on an independent appraisal of the Association. It is anticipated that any shares not purchased in the subscription offering will be offered in a community offering. The Association may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OTS.

              FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION OF OLATHE
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE P - PLAN OF CONVERSION (CONTINUED)

At the time of conversion, the Association will establish a liquidation account in an amount equal to its retained earnings as reflected in the latest statement of financial condition used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Association after conversion. In the event of a complete liquidation of the Association, and only in such an event, eligible depositors who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock.

If the conversion is ultimately successful, conversion costs will be accounted for as a reduction of the stock proceeds. If the conversion is unsuccessful, conversion costs will be charged to the Association's operations. As of December 31, 1999, $146,258 of conversion costs have been incurred.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     First Federal of Olathe Bancorp, Inc.


Date: May 4, 2000                    By:   /s/ Mitch Ashlock
      ------------------                   --------------------------------
                                           Mitch Ashlock
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mitch Ashlock
-----------------------------------------
Mitch Ashlock
President, Chief Executive Officer and
Director (Principal Executive, Accounting
and Financial Officer)

Date:  May 4, 2000


/s/ John M. Bowen
-----------------------------------------
John M. Bowen
Director

Date:  May 4, 2000


/s/ Marvin E. Wollen
-----------------------------------------
Marvin E. Wollen
Director

Date:  May 4, 2000


/s/ Donald K. Ashlock
-----------------------------------------
Donald K. Ashlock
Chairman of the Board

Date:  May 4, 2000


/s/ Carl R. Palmer
-----------------------------------------
Carl R. Palmer
Director

Date:  May 4, 2000