Form 10QSB
period 2000-03-31
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2000-05-15
CIK 1100553

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number 0-30680

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
        (Exact name of small business issuer as specified in its charter)

KANSAS                                                            48-1226075
------                                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   100 EAST PARK STREET, OLATHE, KANSAS 66061
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (913) 782-0026

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Shares of common stock, par value $.01 per share, outstanding as of May 5, 2000: 556,328

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

* The issuer just became subject to the filing requirements of Section 13 or 15(d) when its Form SB-2 was declared effective on February 11, 2000.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000

                         Part I - Financial Information

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                        Page
                                                                        ----

Item 1 - Financial Statements

  Statement of Financial Condition (Unaudited) at March 31, 2000          3

  Statement of Income (Unaudited) for the Three Months Ended
      March 31, 2000                                                      4

  Statement of Cash Flows (Unaudited) for the Three Months Ended
      March 31, 2000                                                      5

  Notes to Financial Statements (Unaudited)                               6

Item 2 - Management's Discussion and Analysis or Plan of Operation        7

                           Part II - Other Information

Item 1 - Legal Proceedings                                                9

Item 2 - Changes in Securities and Use of Proceeds                        9

Item 3 - Defaults Upon Senior Securities                                 10

Item 4 - Submission of Matters to a Vote of Security Holders             10

Item 5 - Other Information                                               10

Item 6 - Exhibits and Reports on Form 8-K                                10

Signatures                                                               11

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                        Statement of Financial Condition
                                 March 31, 2000
                                   (Unaudited)

                  ASSETS

Assets:
  Cash                                                               $        --
  Other assets
                                                                     -----------
          Total Assets                                               $        --
                                                                     ===========

   LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities                                                          $        --
                                                                     -----------
          Total Liabilities                                                   --
                                                                     -----------

Stockholder's Equity:
  Preferred stock, par value $.01, 1,000,000 shares
    authorized; 0 shares issued and outstanding                               --
  Common stock, par value $.01, 4,000,000 shares
    authorized; 1 share issued and outstanding                                --
  Additional paid-in capital                                                  --
  Retained earnings                                                           --
                                                                     -----------
          Total Stockholder's Equity                                          --
                                                                     -----------

          Total Liabilities and Stockholder's Equity                 $        --
                                                                     ===========

See accompanying notes to the financial statements.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                               Statement of Income
                        Three Months Ended March 31, 2000
                                   (Unaudited)

Total income                                                           $   --

Total expense                                                              --
                                                                       ------

          Net Income                                                   $   --
                                                                       ======

Earnings per share                                                     $   --
                                                                       ======

See accompanying notes to the financial statements.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                             Statement of Cash Flows
                        Three Months Ended March 31, 2000
                                   (Unaudited)

Cash Flows from Operating Activities:
  Net income
  Adjustments to reconcile net income to net cash
    provided by operating activities:                                  $   --
      Provided by operating activities:
        Changes in assets and liabilities:
          (Increase) decrease in receivable                                --
                                                                       ------

            Net cash provided by operating activities                      --

Cash Flows from Investing Activities:

            Net cash provided by investing activities                      --

Cash Flows from Financing Activities:
  Issuance of common stock                                                 --
                                                                       ------

            Net cash provided by financing activities                      --

Increase in cash and cash equivalents                                      --

Cash and cash equivalents at beginning of period                           --
                                                                       ------

Cash and cash equivalents at end of period                             $   --
                                                                       ======

See accompanying notes to the financial statements.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

      In December, 1999, First Federal of Olathe Bancorp, Inc. (the "Company") was incorporated to facilitate the conversion of First Federal Savings and Loan Association of Olathe (the "Association") from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan and to members of the general public. The Conversion was consummated on April 11, 2000, at which time the Company became the holding company for the Association and issued shares of its stock to the general public.

      The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on December 16, 1999, which as amended was declared effective by the SEC on February 11, 2000. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") on or about December 21, 1999. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by a letter dated February 11, 2000. The Company also filed an Application H-(e) 1-S with the OTS on or about December 23, 1999, which was conditionally approved by the OTS by letter dated February 7, 2000. The members of the Association approved the Plan at a special meeting held on March 23, 2000, and the subscription and community offerings closed on March 30, 2000.

      Following the incorporation of the Company, the Company issued 1 share of common stock to the Association on March 23, 2000. The share was cancelled upon consummation of the Conversion, and the Conversion will be accounted for under the pooling of interests method of accounting.

      The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included.

NOTE B - FORMATION OF HOLDING COMPANY AND CONVERSION TO STOCK FORM

      On April 11, 2000, the Company became the holding company for First Federal Savings and Loan Association of Olathe (the "Association") upon the Association's conversion from a federally chartered mutual savings association to a federally chartered capital stock savings association. The conversion was accomplished through the sale and issuance by the Company of 556,328 shares of common stock at $10 per share. Proceeds from the sale of common stock, net

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - FORMATION OF HOLDING COMPANY AND CONVERSION TO STOCK FORM (CONTINUED)

of expenses incurred of $510,480 were $5,052,800, inclusive of $445,060 related to shares held by the Association's Employee Stock Ownership Plan ("ESOP"). The financial statements included herein have not been restated as a result of the consummation of the conversion.

NOTE C - EARNINGS PER SHARE

      Earnings per share data is not considered meaningful as the Conversion had not yet been completed as of March 31, 2000, the Company has not engaged in any operations other than to facilitate the Conversion, and the one share issued and outstanding at March 31, 2000 was cancelled upon consummation of the Conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      First Federal of Olathe Bancorp, Inc. (the "Company") is a Kansas corporation organized in December, 1999, by the Association for the purpose of becoming a holding company of the Association. On April 11, 2000, the Company acquired all of the capital stock of the Association in exchange for 50 percent of the net Conversion proceeds and issued shares of its common stock to persons who submitted orders in the subscription and community offerings. Immediately following the Conversion, the only significant assets of the Company were the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but the Company will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

      Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

transactions, the Company will be in a position, subject to regulatory limitations and the Company's financial position, to take advantage of any such opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Association.

      To date, the Company has not engaged in any business activities other than those related to the Conversion.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2000

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Neither the Company nor the Association is a party to any material legal proceedings at this time. From time to time the Association may be involved in various claims and legal actions arising in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      a. and b. Not applicable

      c. On March 23, 2000, the Company issued one share of common stock to the Association at a price of $.01. The share was sold in reliance upon the exemption set forth in section 4(2) of the Securities Act of 1933 and no underwriter was used. This one share was cancelled upon completion of the Conversion.

      d. Use of Proceeds. On April 11, 2000, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. The offering had commenced on February 21, 2000. In connection with the offering:

            1. The effective date of the registration Statement on Form SB-2, as amended (File No. 333-92929) was February 11, 2000.

            2. Trident Securities, a division of McDonald Investments, Inc., acted as marketing agent for the offering.

            3. The class of securities registered was common stock, $0.01 par value per share. The amount of such securities registered was 859,625 shares at an offering price of $10.00 per share, solely for the account of the Company. The offering terminated on April 11, 2000 with the sale of 556,328 shares at a price of $10.00 per share.

            4. The total offering expenses incurred by the Company were $510,480, none of which were paid directly or indirectly to directors or officers of the Company or their associates. The total offering expenses included $143,530 paid to Trident Securities, Inc..

            5. The net proceeds of the offering were $5.1 million of which $445,060 was loaned to the Association's employee stock ownership plan to purchase stock in the offering. One-half of the net proceeds were invested in the subsidiary Association and the remaining was invested in short-term securities. These uses

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2000

                  of proceeds do not represent a material change in the use of proceeds described in the Company's Prospectus dated February 11, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            27.0  Financial Data Schedule

            99.1 Information for the Association in the Format of a Form 10-QSB for the Quarter Ended March 31, 2000.

      b.    Reports on Form 8-K

            None

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2000

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              First Federal of Olathe Bancorp, Inc.


Date: May 12, 2000                  By: /s/ Mitch Ashlock
                                        ------------------
                                        Mitch Ashlock
                                        President and Chief Executive Officer
                                        (Duly authorized officer and principal
                                        executive and financial officer)