Form 10QSB
period 2000-06-30
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2000-08-14
CIK 1100553

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Shares of common stock, par value $.01 per share, outstanding as of July 31, 2000: 556,328

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2000

                         Part I - Financial Information

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                            ----

Item 1 - Consolidated Financial Statements

  Consolidated Statements of Financial Condition  (Unaudited)
       at June 30, 2000 and December 31, 1999                                 3

  Consolidated Statements of Income and Comprehensive Income
      (Unaudited) for the Three Months and Six Months Ended
      June 30, 2000 and 1999                                                  4

  Consolidated Statement of Stockholders' Equity (Unaudited) for the Six
      Months Ended June 30, 2000                                              5

  Consolidated Statements of Cash Flows (Unaudited) for the Six Months
      Ended June 30, 2000 and 1999                                            6

  Notes to Consolidated Financial Statements (Unaudited)                      8

Item 2 - Management's Discussion and Analysis                                11

                           Part II - Other Information

Item 1 - Legal Proceedings                                                   17

Item 2 - Changes in Securities and Use of Proceeds                           17

Item 3 - Defaults Upon Senior Securities                                     18

Item 4 - Submission of Matters to a Vote of Security Holders                 18

Item 5 - Other Information                                                   18

Item 6 - Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   19

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     June 30,        December 31,
                                                                       2000              1999
                                                                   ------------      ------------
                                                                   (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and non-interest earning deposits                           $    735,515      $     90,749
  Overnight deposits at Federal Home Loan Bank
     and First National Bank of Olathe                                  200,000         2,514,611
                                                                   ------------      ------------
          Total cash and cash equivalents                               935,515         2,605,360

Held to maturity securities, at cost                                 13,579,710        11,000,000

Available for sale securities                                           535,944           618,966

Federal Home Loan Bank stock, at cost                                   319,700           308,300

Loans receivable, net of deferred loan fees and loss allowance       34,077,920        31,472,474

Accrued interest and dividend receivable                                451,852           420,090

Equipment, net of accumulated depreciation                               16,728            19,643

Refundable income taxes                                                      --            21,000

Other assets                                                             24,790           146,258
                                                                   ------------      ------------

          Total Assets                                             $ 49,942,159      $ 46,612,091
                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS'  EQUITY
Deposits                                                           $ 33,209,512      $ 36,203,251
Advance payments from borrowers for taxes and insurance                 237,263            13,994
Interest payable on deposits                                             45,681            51,089
Advances from the Federal Home Loan Bank                              2,000,000         1,000,000
Accrued expenses                                                        127,735           106,175
Deferred income taxes                                                    59,882            68,957
Income taxes payable                                                     64,000                --
                                                                   ------------      ------------
          Total Liabilities                                          35,744,073        37,443,466

Commitments and contingencies                                                --                --

Stockholders' Equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, -0- shares issued and outstanding                           --                --
  Common stock, $.01 par value, 4,000,000 shares
     authorized, 556,328 shares issued and outstanding                    5,563                --
  Additional paid in capital                                          5,036,269                --
  Retained earnings                                                   9,280,608         8,796,861
  Unearned ESOP shares                                                 (445,060)               --
  Accumulated other comprehensive income                                320,706           371,764
                                                                   ------------      ------------

          Total Stockholders' Equity                                 14,198,086         9,168,625
                                                                   ------------      ------------

          Total Liabilities and Stockholders' Equity               $ 49,942,159      $ 46,612,091
                                                                   ============      ============

See accompanying notes to the unaudited consolidated financial statements.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                              Three Months Ended                Six Months Ended
                                                                   June 30,                          June 30,
                                                             2000             1999             2000            1999
                                                         -----------      -----------     -----------      -----------
                                                         (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
Interest and Dividend Income:
  Loans receivable                                       $   714,697      $   659,201     $ 1,398,230      $ 1,292,398
  Investment securities                                      198,537          176,325         388,041          337,158
  Cash and cash equivalents                                   73,418           49,715         114,609          104,339
  Capital stock                                                6,118            5,000          11,483            9,742
                                                         -----------      -----------     -----------      -----------
     Total Interest and Dividend Income                      992,770          890,241       1,912,363        1,743,637
                                                         -----------      -----------     -----------      -----------

Interest Expense:
  Deposits                                                   470,475          472,051         941,792          935,793
  Federal Home Loan Bank advances                             15,843           14,311          30,115           28,464
                                                         -----------      -----------     -----------      -----------
     Total Interest Expense                                  486,318          486,362         971,907          964,257
                                                         -----------      -----------     -----------      -----------

Net Interest Income Before Provision for Loan Losses         506,452          403,879         940,456          779,380
     Provision for Loan Losses                                    --               --              --               --
                                                         -----------      -----------     -----------      -----------

     Net Interest and Dividend Income
          after Provision for Loan Losses                    506,452          403,879         940,456          779,380
                                                         -----------      -----------     -----------      -----------

Non-Interest Income:
  Service charges and other fees                               2,581            2,049           4,539            2,399
                                                         -----------      -----------     -----------      -----------

Non-Interest Expense:
  Salaries and related payroll expenses                       26,982           27,325          54,235           54,638
  Directors' fees                                             13,020            6,970          19,140           12,440
  Occupancy of premises                                       10,361           10,929          20,162           17,960
  Professional fees                                           27,419            6,394          60,989           11,521
  Other general and administrative                            14,533           14,519          32,722           31,061
                                                         -----------      -----------     -----------      -----------
     Total Non-Interest Expense                               92,315           66,137         187,248          127,620
                                                         -----------      -----------     -----------      -----------

Income Before Income Taxes                                   416,718          339,791         757,747          654,159

Income Tax Provision                                         153,000          143,736         274,000          237,346
                                                         -----------      -----------     -----------      -----------

      Net Income                                             263,718          196,055         483,747          416,813

Other Comprehensive Income(Loss):
  Unrealized gain (loss) on investment securities
    available for sale, net of deferred tax benefit          (27,258)           6,471         (51,058)         (52,070)
                                                         -----------      -----------     -----------      -----------

     Comprehensive Income                                $   236,460      $   202,526     $   432,689      $   364,743
                                                         ===========      ===========     ===========      ===========
Earnings per share - basic and diluted                   $       .47              N/A             N/A              N/A
                                                         ===========


See accompanying notes to the unaudited consolidated financial statements.

                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 2000

                                                                                                        Accumulated
                                                           Additional       Unearned                       Other
                                               Common       Paid-In           ESOP        Retained     Comprehensive
                                                Stock       Capital          Shares       Earnings         Income      Total Equity
                                            -----------   -----------     -----------    -----------   -------------   ------------
Balance, December 31, 1999                  $        --   $        --     $        --    $ 8,796,861     $   371,764   $  9,168,625

Net income for the six months ended
  June 30, 2000                                                                              483,747                        483,747

Other comprehensive loss:
  Change in unrealized gain on
    available for sale securities, net of
    deferred taxes                                                                                           (51,058)       (51,058)

Proceeds from issuance of common stock            5,563     5,036,269                                                     5,041,832

Acquisition of unearned ESOP shares                                          (445,060)                                     (445,060)
                                            -----------   -----------     -----------    -----------     -----------   ------------

Balance, June 30, 2000 (Unaudited)          $     5,563   $ 5,036,269     $  (445,060)   $ 9,280,608     $   320,706   $ 14,198,086
                                            ===========   ===========     ===========    ===========     ===========   ============

See accompanying notes to the unaudited consolidated financial statements.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                             June 30,
                                                                       2000            1999
                                                                   -----------      -----------
                                                                   (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Mortgage loan interest received                                  $ 1,375,007      $ 1,224,314
  Investment interest and dividends received                           505,594          427,467
  Other fees                                                             4,539            2,399
                                                                   -----------      -----------
                                                                     1,885,140        1,654,180

  Interest paid                                                        977,315          963,982
  Salaries and other administrative expenses                            41,308          272,908
  Income taxes paid                                                    166,108          253,998
                                                                   -----------      -----------
                                                                     1,184,731        1,490,888
                                                                   -----------      -----------

          Net cash provided by operating activities                    700,409          163,292
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of U.S. Government and agency securities                 (2,579,710)      (1,000,000)
  Net increase in mortgage loans                                    (2,382,177)      (1,258,086)
  (Purchase) redemption of FHLB stock                                  (11,400)          (8,700)
  Purchase of fixed assets                                                  --           (2,513)
                                                                   -----------      -----------

          Net cash (used) by investing activities                   (4,973,287)      (2,269,299)
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                            (2,993,739)       1,433,000
  FHLB advances                                                      1,000,000               --
  Proceeds from stock issuance                                       5,041,832               --
  Acquisition of ESOP shares                                          (445,060)              --
                                                                   -----------      -----------

          Net cash provided by financing activities                  2,603,033        1,433,000
                                                                   -----------      -----------

          Net increase (decrease) in cash and cash equivalents      (1,669,845)        (673,007)

CASH AND CASH EQUIVALENTS, December 31                               2,605,360        5,212,508
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS, June 30                                 $   935,515      $ 4,539,501
                                                                   ===========      ===========

See accompanying notes to the unaudited consolidated financial statements.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                               Six Months Ended
                                                                  June 30,
                                                             2000           1999
                                                         -----------    -----------
                                                         (Unaudited)    (Unaudited)
RECONCILIATION OF NET INCOME TO NET
   CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $ 483,747      $ 416,813
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation                                            2,915          2,347
      Deferred income taxes                                  22,889        (39,709)
      Increase in accrued interest receivable               (31,762)       (91,856)
      (Increase) decrease in other assets                   121,468       (121,103)
      Increase in income taxes payable                       85,000         23,057
      Increase (decrease) in accrued interest payable        (5,408)           275
      Increase (decrease) in accrued expenses                21,560        (26,532)
                                                          ---------      ---------

          Net cash provided by operating activities       $ 700,409      $ 163,292
                                                          =========      =========

See accompanying notes to the unaudited consolidated financial statements.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

      In December, 1999, First Federal of Olathe Bancorp, Inc. (the "Company") was incorporated to facilitate the conversion of First Federal Savings and Loan Association of Olathe (the "Association") from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan, and to members of the general public. The Conversion was consummated on April 11, 2000, at which time the Company became the holding company for the Association and issued shares of its stock to the general public.

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

      Following the incorporation of the Company, the Company issued 1 share of common stock to the Association on March 23, 2000. The share was cancelled upon consummation of the Conversion, and the Conversion has been accounted for in a manner similar to the pooling of interests method of accounting.

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The results of operations and other data for the three and six months ended June 30, 2000 are not necessarily indications of results that may be expected for the entire fiscal year ending December 31, 2000.

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

556,328 shares of common stock at $10 per share. Proceeds from the sale of common stock, net of expenses incurred of $521,448, were $5,041,832, inclusive of $445,060 related to shares held by the Association's Employee Stock Ownership Plan ("ESOP").

NOTE C - EMPLOYEE STOCK OWNERSHIP PLAN

      In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1000 hours of service in a twelve-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 44,506 shares (8 percent of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association, dividends received by the ESOP, and any other earnings on ESOP assets. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 30 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20 percent per year. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

      The Association will account for its ESOP in accordance with Statement of Position ("SOP") 93-6, Employers Accounting for Employee Stock Ownership Plans. Accordingly, the debt of the ESOP is eliminated in consolidation and the shares pledged as collateral are reported as unearned ESOP shares in the consolidated statements of financial condition. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of debt and accrued interest.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)

      A summary of ESOP shares at June 30, 2000 is as follows:

      Shares committed for release                           --

      Unreleased shares                                  44,506
                                                       --------

      Total                                              44,506
                                                       ========

      Fair value of unreleased shares                  $445,060
                                                       ========

NOTE D - COMMITMENTS AND CONTINGENCIES

      At June 30, 2000, the Association had outstanding commitments to originate loans amounting to approximately $818,000.

NOTE E - EARNINGS PER SHARE

      The earnings per share for the three months ended June 30, 2000 was $.47. The earnings per share amount is based upon the weighted average number of shares outstanding for the three months ended June 30, 2000 and the net income available to common stockholders. Earnings per share data is not presented for the three and six months ended June 30, 1999 and the six months ended June 30, 2000, since there were no outstanding shares of common stock until the reorganization on April 11, 2000.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

      The following discussion compares the consolidated financial condition of First Federal of Olathe Bancorp, Inc. and Subsidiary (the "Company") at June 30, 2000 to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 with the corresponding periods in 1999. Currently, the business and management of First Federal of Olathe Bancorp, Inc. is primarily the business and management of First Federal Savings and Loan Association of Olathe, Inc. (the "Association"). This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

      This quarterly report on Form 10-QSB includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intent" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

      First Federal of Olathe Bancorp, Inc. is a Kansas corporation organized in December, 1999, by the Association for the purpose of becoming a holding company of the Association. On April 11, 2000, the Company acquired all of the capital stock of the Association in exchange for 50 percent of the net conversion proceeds and issued shares of its common stock to persons who submitted orders in the subscription and community offerings. Immediately following the Conversion, the only significant assets of the Company were the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but the Company will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      Management believes that the holding company structure will provide the Company with additional flexibility to diversify, should it decide to do so, its business activities through existing or newly formed subsidiaries, or through acquisitions of or mergers with other financial institutions and financial services related companies. Although there are no current arrangements, understandings or agreements, written or oral, regarding any such opportunities or transactions, the Company will be in a position, subject to regulatory limitations and the Company's financial position, to take advantage of any such opportunities that may arise. The initial activities of the Company are anticipated to be funded by the proceeds retained by the Company and earnings thereon or, alternatively, through dividends from the Association.

      To date, the Company has not engaged in any business activities other than those related to the Conversion.

Financial Condition

      Total assets increased $3.3 million, or 7.1%, to $49.9 million at June 30, 2000 from $46.6 million at December 31, 1999. This increase was primarily the result of an increase of $2.6 million in mortgage loans and an increase of $2.6 million in securities held to maturity, offset by a decrease of $1.7 million in cash and cash equivalents and a decrease of $.1 million in other assets. These increases reflected the proceeds raised in the stock conversion and the Association's decision to pursue opportunities for growth during recent time periods.

      Mortgage loans increased $2.6 million, or 8.3%, to $34.1 million at June 30, 2000 from $31.5 million at December 31, 1999. The increase reflected the Association's controlled growth strategy, including capitalizing on the strong housing market in the Association's market area.

      Securities held to maturity increased $2.6 million, or 23.6%, to $13.6 million at June 30, 2000 from $11.0 million at December 31, 1999, reflecting the purchase of federal agency debt securities.

      Deposits decreased $3.0 million, or 8.3%, to $33.2 million at June 30, 2000 from $36.2 million at December 31, 1999. The decrease in deposits resulted primarily from account holders at First Federal Savings using deposits to buy the Company's stock issued on April 11, 2000.

      FHLB advances increased $1.0 million, or 100%, to $2.0 million at June 30, 2000 from $1.0 million at December 1, 1999. The increase was used to fund additional mortgage loans originated.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      Total stockholders' equity increased $5.0 million, or 54.3%, to $14.2 million at June 30, 2000 from $9.2 million at December 31, 1999, due primarily to the net proceeds from the stock offering on April 11, 2000 partially offset by the purchase of the ESOP shares and the Company's net income during the six months ended June 30, 2000.

Comparison of Operating Results for the Three Months Ended June 30, 2000 and
1999

      Performance Summary. Comprehensive income increased $33,000 from $203,000 for the three months ended June 30, 1999, to $236,000 for the three months ended June 30, 2000. The increase was due primarily to an increase of $68,000 in net income offset by a decrease of $34,000 in unrealized gain on available for sale securities.

      Net Income. Net income for the three months ended June 30, 2000 increased by $68,000, or 34.7%, to $264,000 from $196,000 for the three months ended June 30, 1999. The increase reflected the combined effects of a $102,000 increase in net interest income partially offset by a $26,000 increase in non-interest expense and an increase of $9,000 in the income tax provision for the 2000 period compared to the 1999 period.

      Net Interest Income. For the three months ended June 30, 2000 net interest income increased by $102,000, or 25.4%, to $506,000 from $404,000 for the three months ended June 30, 1999. The increase reflected an increase of $103,000 in interest income to $993,000 for the 2000 period from $890,000 for the 1999 period, combined with no change in interest expense for the 2000 period as compared to the 1999 period. The increase in interest income reflected increased average balances of loans receivable and investment securities. The no change in interest expense reflected a slight decrease in balances of deposits offset by a slight increase in interest paid on deposits.

      Provision for Loan Losses. There was no provision for loan losses for either the three months ended June 30, 2000 or the three months ended June 30, 1999. The absence of a provision for loan losses during these periods reflected management's overall assessment that the inherent losses in First Federal Savings' loan portfolio had not increased from the previous respective period.

      Non-Interest Expense. Non-interest expense increased by $26,000 to $92,000 for the three months ended June 30, 2000 from $66,000 for the three months ended June 30, 1999 reflecting increases in professional expenses and directors' fees associated with the Company operating as a public company.

      Income Taxes. Income taxes increased by $9,000 to $153,000 for the three months ended June 30, 2000 from $144,000 for the three months ended June 30, 1999. The effective tax rates were 36.7% and 42.3% for the three months ended June 30, 2000 and 1999, respectively.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

      Performance Summary. Comprehensive income increased by $68,000 from $365,000 for the six months ended June 30, 1999 to $433,000 for the six months ended June 30, 2000. The increase was a result of an increase of $1,000 in unrealized gain on available for sale securities and an increase of $67,000 in net income for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

      Net Income. Net income for the six months ended June 30, 2000 increased by $67,000, or 16.1%, to $484,000 from $417,000 for the six months ended June 30,
1999. The increase was primarily due to an increase in net interest income of $161,000, or 20.7%, from $779,000 for the six months ended June 30, 1999 to $940,000 for the six months ended June 30, 2000. Non-interest expenses increased $59,000 from $128,000 for the six months ended June 30, 1999 to $187,000 for the six months ended June 30, 2000. These improvements were partially offset by an increase in income tax expense of $37,000 from $237,000 for the six months ended June 30, 1999 to $274,000 for the six months ended June 30, 2000.

      Net Interest Income. For the six months ended June 30, 2000 net interest income increased by $161,000, or 20.7%, to $940,000 from $779,000 for the six months ended June 30, 1999. The increase included an increase of $169,000 in interest income to $1.9 million for the six months ended June 30, 2000 from $1.7 million for the six months ended June 30, 1999, with a small increase of $8,000 in interest expense for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in interest income reflected an increase in the balance of loans receivable due to favorable economic conditions and increased demand for single-family homes in Johnson County, Kansas, and an increase in the average balance of other interest-earning assets, comprised of the combined average balances of investment securities and interest-earning deposits with the FHLB of Topeka. Interest expense increased $8,000 as a result of increased borrowings to meet loan demand and a slight increase interest paid on deposits, which was partially offset by a decrease in deposits. Net interest income increased primarily as a result of the increase in the average balance of interest-earning assets in the six months ended June 30, 2000 as compared to the increase in the average balance of interest-bearing liabilities.

      Provision for Loan Losses. During the six months ended June 30, 2000 and June 30, 1999, First Federal Savings did not make a provision for loan losses. The absence of a provision for loan losses during these periods reflected management's overall assessment that the inherent losses in First Federal Savings' loan portfolio had not increased from the previous respective year.

      Non-Interest Income. Non-interest income increased to $5,000 for the six months ended

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

June 30, 2000 from $2,000 for the six months ended June 30, 1999 due to higher service charges and other fees.

      Non-Interest Expense. Non-interest expense increased by $59,000 to $187,000 for the six months ended June 30, 2000 from $128,000 for the six months ended June 30, 1999. The increase was due to increased professional expenses and directors' fees as they relate to the Company operating as a public company.

      Income Taxes. Income taxes increased by $37,000 to $274,000 for the six months ended June 30, 2000 from $237,000 for the six months ended June 30, 1999. The effective tax rates were 36.2% and 36.3% for the six months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

      The Association's primary sources of funds are deposits, FHLB advances, repayments on loans, the maturity of investment securities, and interest income. Although maturity and scheduled amortization of loans are relatively predictable sources of funds, deposit flows and prepayments on loans are influenced significantly by general interest rates, economic conditions, and competition.

      The Association is required to maintain minimum levels of liquid assets under the OTS regulations. Savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, and specified U.S. Government, state, or federal agency obligations) of not less than 4.0% of its average daily balance of net withdrawal accounts plus short-term borrowings. It is the Association's policy to maintain its liquidity portfolio in excess of regulatory requirements.

      The Association's most liquid assets are cash and cash equivalents, which include overnight deposits at First National Bank of Olathe and the FHLB of Topeka. The levels of these assets are dependent on the Association's operating, financing, lending, and investment activities during any given period. At June 30, 2000 and at December 31, 1999, cash and cash equivalents were $936,000 and $2.6 million, respectively. The decrease in cash and cash equivalents at June 30, 2000, compared to December 31, 1999, resulted primarily from a transfer to securities held to maturity.

      Liquidity management for the Association is both an ongoing and long-term function of the Association's asset/liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB of Topeka and the First National Bank of Olathe. Should the Association require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Association would pledge its FHLB stock or certain other assets as collateral for such advances. At June 30, 2000, the Association had a balance of $2.0 million in FHLB advances.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At June 30, 2000, the Association exceeded each of its capital requirements, with tangible, core, and risk-based capital ratios of 27.8%, 27.8%, and 66.18%, respectively.

Impact of Inflation and Changing Prices

      The financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Association's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Association's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than by interest rates.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2000

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

      d. Use of Proceeds. On April 11, 2000, the Company completed an offering of securities registered pursuant to the Securities Act of 1933, as amended. In connection with the offering:

            1. The effective date of the registration Statement on Form SB-2, as amended (File No. 333-92929) was February 11, 2000.

            2. The offering of securities was not underwritten. Trident Securities, Inc., a division of McDonald Investments, acted as marketing agent for the offering.

            3. The class of securities registered was common stock, $0.01 par value per share. The amount of such securities registered was 859,625 shares at an offering price of $10.00 per share, solely for the account of the Company. The offering terminated on April 11, 2000 with the sale of 556,328 shares at a price of $10.00 per share.

            4. The total offering expenses incurred by the Company were $521,448, none of which were paid directly or indirectly to directors or officers of the Company or their associates. The total offering expenses included $143,530 paid to Trident Securities, Inc..

            5. The net proceeds of the offering were $5.0 million of which $445,060 was loaned to the Association's employee stock ownership plan to purchase stock in the offering. One-half of the net proceeds were invested in the subsidiary Association and the remaining was invested in short-term securities. These uses

                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                                  FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2000

                  of proceeds do not represent a material change in the use of proceeds described in the Company's Prospectus dated February 11, 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            27.0  Financial Data Schedule

      b.    Reports on Form 8-K

            None

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2000

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   First Federal of Olathe Bancorp, Inc.


Date: August 5, 2000                  By: /s/ Mitch Ashlock
                                          -------------------------------------
                                          Mitch Ashlock
                                          President and Chief Executive Officer
                                          (Duly authorized officer and principal
                                          executive and financial officer