Form 10QSB
period 2000-09-30
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2000-11-14
CIK 1100553

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2000
                                                              ------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

              For the transition period from________________ to ________________

                                                  Commission file number 0-30680
                                                                         -------

                      First Federal of Olathe Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Kansas                                         48-1226075
---------------------------------            -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                     100 East Park Street, Olathe, KS 66061
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (913) 782-0026
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
        Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding if each of the issuer's classes of common equity, as of the latest practicable date:
                                  556,328 common stock, par value $.01 per share
                                  ----------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                                   FORM 10-QSB

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                         Part I - Financial Information

Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                            Page
                                                                            ----

Item 1.    Consolidated Financial Statements

      Consolidated Statements of Financial Condition at
      September 30, 2000 (Unaudited) and December 31, 1999...................  3

      Consolidated Statements of Income (Unaudited) for the Three Months
      and Nine Months Ended September 30, 2000 and 1999......................  4

      Consolidated Statement of Stockholders' Equity (Unaudited)
      for the Nine Months Ended September 30, 2000...........................  5

      Consolidated Statements of Cash Flows (Unaudited) for
      the Nine Months Ended September 30, 2000 and 1999......................  6

      Notes to Consolidated Financial Statements (Unaudited).................  7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 10

                           Part II - Other Information

Item 1.    Legal Proceedings................................................. 15

Item 2.    Changes in Securities............................................. 15

Item 3.    Defaults Upon Senior Securities................................... 15

Item 4.    Submission of Matters to a Vote of Security Holders............... 15

Item 5.    Other Information................................................. 15

Item 6.    Exhibits and Reports on Form 8-K.................................. 15

Signatures .................................................................. 16

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       September 30,      December 31,
                                                                            2000              1999
                                                                        ------------      -----------
                                                                        (Unaudited)
ASSETS
     Cash and cash equivalents:
        Cash and non-interest earning deposits                          $    579,414      $    90,749
        Overnight deposits at Federal Home Loan Bank
           and First National Bank of Olathe                                                2,514,611
                                                                        ------------      -----------
                 Total cash and cash equivalents                             579,414        2,605,360
     Held-to-maturity securities, at cost                                 12,586,885       11,000,000
     Available-for-sale securities                                           683,904          618,966
     Federal Home Loan Bank stock, at cost                                   319,700          308,300
     Loans receivable, net of deferred loan fees and loss allowance       34,860,811       31,472,474
     Accrued interest and dividend receivable                                480,482          420,090
     Equipment, net of accumulated depreciation                               15,270           19,643
     Refundable income taxes                                                   1,100           21,000
     Other assets                                                              6,147          146,258
                                                                        ------------      -----------

                 Total Assets                                           $ 49,533,713      $46,612,091
                                                                        ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Deposits                                                           $ 29,489,023      $36,203,251
     Advance payments from borrowers for taxes and insurance                 405,749           13,994
     Interest payable on deposits                                            332,998           51,089
     Advances from the Federal Home Loan Bank                              4,500,000        1,000,000
     Accrued expenses                                                        115,430          106,175
     Deferred income taxes                                                   117,586           68,957
     Income taxes payable                                                     11,400
                                                                        ------------      -----------
                 Total Liabilities                                        34,972,186       37,443,466
                                                                        ------------      -----------

     Stockholders' equity
        Common stock, $.01 par value, 4,000,000 shares
           authorized, 556,328 shares issued and outstanding                   5,563
        Additional paid-in capital                                         5,036,269
        Retained earnings                                                  9,553,793        8,796,861
        Unearned ESOP shares                                                (445,060)
        Accumulated other comprehensive income                               410,962          371,764
                                                                        ------------      -----------
                 Total Stockholders' Equity                               14,561,527        9,168,625
                                                                        ------------      -----------

                 Total Liabilities and Stockholders' Equity             $ 49,533,713      $46,612,091
                                                                        ============      ===========

See accompanying notes to the unaudited consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                         Three Months Ended          Nine Months Ended
                                                            September 30                September 30
                                                       ---------------------     -------------------------
                                                         2000         1999          2000           1999
                                                       --------     --------     ----------     ----------
Interest and Dividend Income:
     Loans receivable                                  $753,307     $675,414     $2,151,537     $1,967,812
     Investment securities                              228,611      235,900        616,652        687,139
     Cash and cash equivalents                            2,946                     117,555
     Capital stock                                        6,911                      18,394
                                                       --------     --------     ----------     ----------
                Total Interest and Dividend Income      991,775      911,314      2,904,138      2,654,951
                                                       --------     --------     ----------     ----------

Interest Expense:
     Deposits                                           425,339      482,231      1,367,131      1,418,024
     Federal Home Loan Bank advances                     50,140       14,468         80,255         42,932
                                                       --------     --------     ----------     ----------
                Total Interest Expense                  475,479      496,699      1,447,386      1,460,956
                                                       --------     --------     ----------     ----------

Net Interest and Dividend Income Before
     Provision for Loan Losses                          516,296      414,615      1,456,752      1,193,995

Provision for Loan Losses                                            150,000                       150,000
                                                       --------     --------     ----------     ----------

Net Interest and Dividend Income After
     Provision for Loan Losses                          516,296      264,615      1,456,752      1,043,995
                                                       --------     --------     ----------     ----------

Non-Interest Income:
     Service charges and other fees                       5,419       13,409          9,961         15,808
                                                       --------     --------     ----------     ----------

Non-Interest Expense:
     Salaries and related payroll expenses               42,097       28,823         96,332         83,461
     Directors' fees                                     12,720        6,000         31,860         18,440
     Occupancy of premises                               11,275        1,542         31,437         19,502
     Professional fees                                   40,566        2,000        101,555         13,521
     Other general and administrative                    13,975       28,476         46,697         59,537
                                                       --------     --------     ----------     ----------
                Total Non-Interest Expense              120,633       66,841        307,881        194,461
                                                       --------     --------     ----------     ----------

Income Before Income Taxes                              401,082      211,183      1,158,832        865,342

Income Tax Provision                                    127,900       62,482        401,900        299,828
                                                       --------     --------     ----------     ----------

Net Income                                             $273,182     $148,701     $  756,932     $  565,514
                                                       ========     ========     ==========     ==========

Earnings Per Share - Basic and Diluted                 $    .53          N/A     $     1.48            N/A
                                                       --------     --------     ----------     ----------

See accompanying notes to the unaudited consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (Unaudited)

                                                                                                          Accumulated
                                         Compre-               Additional     Unearned                       Other
                                         hensive     Common     Paid-In         ESOP         Retained    Comprehensive     Total
                                         Income      Stock      Capital        Shares        Earnings        Income        Equity
                                        --------    -------    ----------    ---------      ----------   -------------- ------------
Balance, December 31, 1999                                                                  $8,796,861      $371,764    $ 9,168,625

    Net income for the nine months
      ended September 30, 2000          $756,932                                               756,932                      756,932

    Other Comprehensive gain:
      Change in unrealized gain on
      available-for-sale securities,
      net of deferred taxes               39,198                                                              39,198         39,198

    Proceeds from issuance of
      common stock                                  $ 5,563    $5,036,269                                                 5,041,832

    Common stock purchased
      by ESOP                                                                $(445,060)                                    (445,060)
                                        --------    -------    ----------    ---------      ----------      --------    -----------

Balance, September 30, 2000             $796,130    $ 5,563    $5,036,269    $(445,060)     $9,553,793      $410,962    $14,561,527
                                        ========    =======    ==========    =========      ==========      ========    ===========

See accompanying notes to the unaudited consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (Unaudited)

                                                                    2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                 $   756,932     $   565,514
     Items not requiring (providing) cash:
        Depreciation and amortization                                 4,373           3,710
        Provision for loan losses                                                   150,000
        Amortization of discounts on securities                      (8,372)
        Deferred income taxes                                        22,889         (41,955)
     Changes in:
        Accrued interest receivable                                 (60,392)        (99,953)
        Other assets                                                140,111          (9,234)
        Accrued interest payable                                    281,909         343,469
        Accounts payable and accrued expenses                         9,255          41,860
        Income taxes payable                                         31,300          24,730
                                                                -----------     -----------
                 Net cash provided by operating activities        1,178,005         978,141
                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (originations) collections of loans                     (3,388,337)     (2,237,036)
     Purchase of property and equipment                                              (4,115)
     Purchase of FHLB stock                                         (11,400)        (13,900)
     Proceeds from maturities of held-to-maturity securities      1,000,000       1,000,000
     Purchases of held-to-maturity securities                    (2,578,513)     (3,000,000)
                                                                -----------     -----------
                 Net cash used in investing activities           (4,978,250)     (4,255,051)
                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                         (6,714,228)        520,150
     Proceeds from FHLB advances                                  3,500,000
     Proceeds from issuance of common stock                       5,041,832
     Common stock purchased by ESOP                                (445,060)
     Net increases in advances from borrowers
        for taxes and insurance                                     391,755
                                                                -----------     -----------
                 Net cash provided by financing activities        1,774,299         520,150
                                                                -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                            (2,025,946)     (2,756,760)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    2,605,360       5,212,508
                                                                -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   579,414     $ 2,455,748
                                                                ===========     ===========

See accompanying notes to the unaudited consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

      In December 1999, First Federal of Olathe Bancorp, Inc. (the "Company") was incorporated to facilitate the conversion of First Federal Savings and Loan Association of Olathe (the "Association") from mutual to stock form (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Association as of specified dates, to an employee stock ownership plan, and to members of the general public. The Conversion was consummated on April 11, 2000, at which time the Company became the holding company for the Association and issued shares of its stock to the general public.

      The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on December 16, 1999, which, as amended, was declared effective by the SEC on February 11, 2000. The Association filed a Form AC with the Office of Thrift Supervision ("OTS") on or about December 21, 1999. The Form AC and related offering and proxy materials, as amended, were conditionally approved by the OTS by a letter dated February 11, 2000. The Company also filed an Application H-(e) 1-S with the OTS on or about December 23, 1999, which was conditionally approved by the OTS by letter dated February 7, 2000. The members of the Association approved the Plan at a special meeting held on March 23, 2000, and the subscription and community offerings closed on March 30, 2000.

      Following the incorporation of the Company, the Company issued one share of common stock to the Association on March 23, 2000. The share was cancelled upon consummation of the Conversion, and the Conversion has been accounted for in a manner similar to the pooling of interests method of accounting.

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 10-KSB annual report for 1999 filed with the SEC. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. The consolidated statement of financial condition of the Company as of December 31, 1999 has been derived from the audited consolidated statement of financial condition of the Company as of that date. The results of operations and other data for the three and nine months ended September 30, 2000 are not necessarily indications of results that may be expected for the entire fiscal year ending December 31, 2000.

NOTE 2: FORMATION OF HOLDING COMPANY AND CONVERSION TO STOCK FORM

      On April 11, 2000, the Company became the holding company for First Federal Savings and Loan Association of Olathe (the "Association") upon the Association's conversion from a federally chartered mutual savings association to a federally chartered capital stock savings association. The conversion was accomplished through the sale and issuance by the Company of 556,328 shares of common stock at $10 per share (par value of $0.01 per share). Proceeds from the sale of common stock, net of expenses incurred of $521,448, were $5,041,832, inclusive of $445,060 related to shares held by the Association's Employee Stock Ownership Plan ("ESOP").

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 3: EMPLOYEE STOCK OWNERSHIP PLAN

      In connection with the conversion to stock form, the Association established an ESOP for the exclusive benefit of eligible employees (all salaried employees who have completed at least 1,000 hours of service in a 12-month period and have attained the age of 21). The ESOP borrowed funds from the Company in an amount sufficient to purchase 44,506 shares (8% of the Common Stock issued in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Association, dividends received by the ESOP, and any other earnings on ESOP assets. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 30 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation relative to total compensation of all active participants. Participants will vest in their accrued benefits under the employee stock ownership plan at the rate of 20% per year. Vesting is accelerated upon retirement, death or disability of the participant or a change in control of the Association. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP. Since the Association's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated.

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

      A summary of ESOP shares at September 30, 2000 is as follows:

Shares committed for release                                                  --
Unreleased shares                                                         44,506
                                                                        --------

Total                                                                     44,506
                                                                        --------

Fair value of unreleased shares                                         $445,060
                                                                        ========

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 4: COMMITMENTS AND CONTINGENCIES

      At September 30, 2000, the Association had outstanding commitments to originate loans amounting to approximately $737,000.

NOTE 5: EARNINGS PER SHARE

      For 2000, earnings per share is based upon the total number of shares outstanding, less unallocated ESOP shares, after the conversion described in
Note 2 above and is presented as if those shares had been outstanding for the entire year. The 2000 computation does not reflect the pro forma effect of any investment income that would have been earned if the net proceeds from conversion had been received at the beginning of the year.

      The computation of per share earnings for the three months and nine months ended September 30, 2000 is as follows:

                                       Three Months Ended     Nine Months Ended
                                       September 30, 2000    September 30, 2000
                                       ------------------    ------------------

Net income                                  $273,182              $756,932
Average common shares outstanding            511,822               511,822
                                            --------              --------

Basic and diluted earnings per share        $   0.53              $   1.48
                                            --------              --------

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      The following discussion compares the consolidated financial condition of First Federal of Olathe Bancorp, Inc. and Subsidiary (the "Company") at September 30, 2000 to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 with the corresponding periods in 1999. Currently, the business and management of First Federal of Olathe Bancorp, Inc. is primarily the business and management of First Federal Savings and Loan Association of Olathe (the "Association"). This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

      This quarterly report on Form 10-QSB includes statements that may constitute forward looking statements, usually containing the words "believe," "estimate," "expect," "intent" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

      First Federal of Olathe Bancorp, Inc. is a Kansas corporation organized in December 1999, by the Association for the purpose of becoming a holding company of the Association. On April 11, 2000, the Company acquired all of the capital stock of the Association in exchange for 50% of the net conversion proceeds and issued shares of its common stock to persons who submitted orders in the subscription and community offerings. Immediately following the Conversion, the only significant assets of the Company were the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Association. Initially, the Company will neither own nor lease any property, but the Company will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Financial Condition

      Total assets increased by $2.9 million, or 6.3%, to $49.5 million at September 30, 2000 from $46.6 million at December 31, 1999. This increase was primarily the result of an increase of $3.4 million in mortgage loans, an increase of $1.5 million in securities held to maturity and a decrease of $2.0 million in cash and cash equivalents. These increases reflected the proceeds raised in the stock conversion and the Association's decision to pursue opportunities for growth during recent time periods.

      Mortgage loans increased $3.4 million, or 10.8%, to $34.9 million at September 30, 2000 from $31.5 million at December 31, 1999. The increase reflects the Association's controlled growth strategy, including capitalizing on the strong housing market in the Association's market area during the nine months ended September 30, 2000.

      Securities held to maturity increased $1.5 million, or 13.6%, to $12.6 million at September 30, 2000 from $11.0 million at December 31, 1999, reflecting purchases of federal agency debt securities after the conversion.

      Deposits decreased $6.7 million, or 18.5%, to $29.4 million at September 30, 2000 from $36.2 million at December 31, 1999. The decrease in deposits is a combination of account holders of First Federal Savings using deposits to buy the Company's stock issued on April 11, 2000 and outflow of brokered deposits. During 2000, many 18-month and 30-month brokered CDs matured and the Association determined it was not as advantageous to raise rates to keep the brokered deposits as it was to utilize FHLB advances to fund loans. Thus, brokered deposits were allowed to "run-off" during the period.

      Additionally, advances from the Federal Home Loan Bank increased $3.5 million, or 350%, to $4.5 million at September 30, 2000 from $1.0 million at December 31, 1999. This increase was used to fund additional mortgage loans originated during the same period deposits were decreasing.

      Total stockholders' equity increased $5.4 million, or 58.7%, to $14.6 million at September 30, 2000 from $9.2 million at December 31, 1999, due primarily to the net proceeds from the stock offering on April 11, 2000 partially offset by the purchase of common stock by the ESOP shares and the Company's net income during the nine months ended September 30, 2000.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

      Net income. Net income for the three months ended September 30, 2000 increased by $124,000, or 83.2%, to $273,000 from $149,000 for the three months ended September 30, 1999. The increase is primarily due to the reduction in the provision for loan losses of $150,000 and increased net interest income. The Company's return on average assets for the three-month period ended September 30, 2000 was 2.27% compared to 1.31% for the same period in 1999.

      Net interest income. For the three months ended September 30, 2000, net interest income increased by $101,000, or 24.3%, to $516,000 from $415,000 for the three months ended September 30, 1999. The increase reflects an increase of $81,000 in interest income to $992,000 for the 2000 period from $911,000 for the 1999 period, which reflected the corresponding increase in average loan and investment balances during the same periods.

      Interest expense on deposits decreased $57,000 to $425,000 for the 2000 period from $482,000 for the 1999 period, which reflected the decrease in the average outstanding deposit balances for the two periods. The interest expense on Federal Home Loan Bank Advances increased $36,000 to $50,000 for the 2000 period from $14,000 for the 1999 period, which reflected the increase in the average outstanding loan balances from the Federal Home Loan Bank.

      Provision for loan losses. There was no provision for loan losses for the three months ended September 30, 2000. However, there was a $150,000 provision for the three months ended September 30, 1999. The provision for loan losses during the three months ended September 30, 1999 reflected management's overall assessment of First Federal Savings' loan portfolio in relation to industry standards for outstanding loan balances and potential inherent losses in that portfolio. Management deemed no additional provision was necessary for the three months ended September 30, 2000.

      Non-interest expense. Non-interest expense increased $54,000 to $121,000 for the three months ended September 30, 2000 from $67,000 for the three months ended September 30, 1999 reflecting increases in salaries and related payroll costs, professional expenses, occupancy expenses and directors' fees associated with the Company operating as a public company, and growth in the size of the Company.

      Income taxes. Income taxes increased by $66,000 to $128,000 for the three months ended September 30, 2000 from $62,000 for the three months ended September 30, 1999. The effective tax rates were 31.9% and 29.6% for the three months ended September 30, 2000 and 1999, respectively.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

      Net income. Net income for the nine months ended September 30, 2000 increased by $191,000, or 33.7%, to $757,000 from $566,000 for the nine months ended September 30, 1999. The increase was primarily due to an increase in interest income of $249,000 and decrease in the provision for loan losses of $150,000 for the nine months ended September 30, 2000. These increases were offset by an increase of $114,000 in non-interest expenses and an increase in income taxes of $102,000 for the same period. The Company's return on average assets for the nine-month period ended September 30, 2000 was 2.10% compared to 1.66% for the same period in 1999.

      Net interest income. For the nine months ended September 30, 2000 net interest income increased by $263,000, or 21.9%, to $1.457 million from $1.194 million for the nine months ended September 30, 1999. The increase included an increase in interest income of $249,000 to $2.904 million for the nine months ended September 30, 2000 from $2.655 million for the nine months ended September 30, 1999, and a decrease in interest expense of $14,000 for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

      The increase in interest income reflected an increase in the balance of loans receivable due to favorable economic conditions and increased demand for single-family housing in Johnson County, Kansas, and an increase in the average balance of interest-bearing securities. The decrease in interest expense of $14,000 is the result of decreases in the average outstanding deposit balances offset by increases in advances from the Federal Home Loan Bank.

      Provision for loan losses. There was no provision for loan losses for the nine months ended September 30, 2000. However, there was a $150,000 provision for the nine months ended September 30, 1999. The provision for loan losses during the nine months ended September 30, 1999 reflected management's overall assessment of First Federal Savings' loan portfolio in relation to industry standards for outstanding loan balances and potential inherent losses in that portfolio. Management deemed no additional provision was necessary for the nine months ended September 30, 2000.

      Non-interest expense. Non-interest expense increased $114,000 to $308,000 for the nine months ended September 30, 2000 from $194,000 for the nine months ended September 30, 1999. The increase was primarily due to increased professional services and directors' fees as they relate to the Company operating as a public company.

      Income taxes. Income taxes increased by $102,000 to $402,000 for the nine months ended September 30, 2000 from $300,000 for the nine months ended September 30, 1999. The effective tax rates were 34.7% and 34.6% for the nine months ended September 30, 2000 and 1999, respectively.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      The Association's primary sources of funds are deposits, FHLB advances, repayments on loans, the maturity of investment securities and interest income. Although maturity and scheduled amortization of loans are relatively predictable sources of funds, deposit flows and prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

      The Association is required to maintain minimum levels of liquid assets under the OTS regulations. Savings institutions are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, and specified U.S. Government, state, or federal agency obligations) of not less than 4.0% of its average daily balance of net withdrawal accounts, plus short-term borrowings. It is the Association's policy to maintain its liquidity portfolio in excess of regulatory requirements.

      The Association's most liquid assets are cash and cash equivalents, which include overnight deposits at First National Bank of Olathe and the FHLB of Topeka. The levels of these assets are dependent on the Association's operating, financing, lending, and investment activities during any given period. At September 30, 2000 and at December 31, 1999, cash and cash equivalents were $579,000 and $2.6 million, respectively. The decrease in cash and cash equivalents at September 30, 2000, compared to December 31, 1999, resulted primarily from transfers to securities held to maturity and deposit outflows.

      Liquidity management for the Association is both an ongoing and long-term function of the Association's asset/liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB of Topeka and the First National Bank of Olathe. Should the Association require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Association would pledge its mortgage loans, FHLB stock or certain other assets as collateral for such advances. At September 30, 2000, the Association had a balance of $4.5 million in FHLB advances. The Association had unused FHLB funds of $20,110,800 at September 30, 2000.

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At September 30, 2000, the Association exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 24.56%, 24.56% and 54.77% respectively.

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

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB

                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                           PART II - OTHER INFORMATION

                            ITEM 1: LEGAL PROCEEDINGS

Neither the Company nor the Association is a party to any material legal proceedings at this time. From time to time the Association may be involved in various claims and legal actions arising in the ordinary course of business.

                          ITEM 2: CHANGES IN SECURITIES

Not applicable

                     ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                            ITEM 5: OTHER INFORMATION

None

                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      a. Exhibits

         27.0 Financial Data Schedule

      b. Reports on Form 8-K

         Form 8-K/A was filed during the quarter (report dated August 28, 2000) reporting a change of accountants from Taylor, Perky & Parker, LLC to Baird, Kurtz & Dobson.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST FEDERAL OF OLATHE BANCORP, INC.


Date:  November 10, 2000               By /s/ Mitch Ashlock
                                          --------------------------------------
                                          Mitch Ashlock, President and
                                             Chief Executive Officer
                                          (Duly authorized officer and principal
                                           executive and financial officer)