Form 10KSB
period 2000-12-12
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2001-03-30
CIK 1100553

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM                  TO
                                        ----------------    ----------------
         COMMISSION FILE NUMBER 0-30680

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                KANSAS                                                                      48-1226075
-----------------------------------------                                       -----------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

     100 EAST PARK STREET, OLATHE, KANSAS                                                                        66061
----------------------------------------------------------------------------------------------------------------------
            (Address of principal executive offices)                                                        (Zip Code)

Registrant's telephone number, including area code:                         (913) 782-0026
                                                     -----------------------------------------------------------


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO ___.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The Registrant's revenues for the fiscal year ended December 31, 2000 were $3.9 million.

         As of March 15, 2001, there were 556,328 shares issued and 556,328 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock on the Over-the-Counter Electronic Bulletin Board as of March 15, 2001, was $10,296,560. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended December 31, 2000.

         Part III of Form 10-KSB - Portions of Proxy Statement for 2001 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         First Federal of Olathe Bancorp, Inc. was formed in December 1999 at the direction of First Federal Savings and Loan Association of Olathe ("First Federal Savings") for the purpose of owning all of the outstanding stock of First Federal Savings issued upon the conversion of First Federal Savings from the mutual to stock form. On April 11, 2000, First Federal of Olathe Bancorp acquired all of the shares of First Federal Savings in connection with the completion of the conversion. All references to First Federal of Olathe Bancorp, unless otherwise indicated, at or before April 11, 2000 refer to First Federal Savings. First Federal of Olathe Bancorp's common stock is quoted on the Over-the-Counter Electronic Bulletin Board under the symbol "FFOL."

         First Federal Savings is a federally chartered savings association located in Olathe, Kansas. First Federal Savings was founded in 1923 as a state-chartered mutual savings association under the name Central Building and Loan Association. In 1934, First Federal Savings converted to a federal mutual savings association charter and adopted its current name. First Federal Savings is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. First Federal Savings' deposits have been federally insured since 1934 and are currently insured by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. First Federal Savings has been a member of the Federal Home Loan Bank System since 1933. At December 31, 2000, First Federal of Olathe Bancorp had total assets of $50.4 million, deposits of $28.5 million and stockholders' equity of $14.8 million.

         First Federal Savings operates as a traditional savings association, specializing in one-to four- family residential mortgage lending and savings deposits. First Federal Savings' business consists primarily of attracting retail deposits from the general public and using those funds to originate real estate loans. First Federal Savings holds its loans for long-term investment purposes. First Federal Savings also invests in various investment securities.

         The executive office of First Federal of Olathe Bancorp and First Federal Savings is located at 100 East Park Street, Olathe, Kansas 66061 and their telephone number is (913) 782-0026.

LENDING ACTIVITIES

         GENERAL. At December 31, 2000, First Federal Savings' net loan portfolio totaled $36.1 million, representing approximately 71.6% of First Federal Savings' $50.4 million of total assets at that date. The principal lending activity of First Federal Savings is the origination of fixed-rate, one- to four-family residential loans with terms of up to 25 years. At December 31, 1999 and 2000 First Federal Savings' loan portfolio consisted primarily of first mortgage, one- to four-family residential loans, with small amounts of commercial real estate loans and loans secured by deposit accounts. First Federal Savings also occasionally originates construction/permanent loans to individuals for the construction and permanent financing of one- to four-family dwellings, although First Federal Savings has originated very few construction/permanent loans in recent years. First Federal Savings retains in its portfolio all loans that it originates.

         Following completion of the stock conversion in April 2000, First Federal Savings implemented a program for offering longer-term, fixed-rate residential mortgage loans with terms of up to 25 years and fixed-rate commercial real estate loans for retention in its portfolio. Prior to the implementation of this program, First Federal Savings originated fixed-rate one- to four-family residential loans with terms to maturity of no greater than 15 years. First Federal Savings also intends to explore adjustable rate lending through the purchase of adjustable rate loans on a limited basis. To a lesser extent, First Federal Savings also intends to originate loans secured by deposit accounts. First Federal may hire additional staff to expand its lending activities.

         The types of loans that First Federal Savings may originate are subject to federal and state laws and regulations. Interest rates charged by First Federal Savings on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

         Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At December 31, 2000, First Federal Savings' limit on loans-to-one borrower was $1.7 million. At that date, First Federal Savings' largest amount of loans to one borrower, including the borrower's related interests, was $1.5 million and consisted of 21 residential mortgage loans secured by non-owner occupied, investor-owned homes. These loans were performing according to their original terms at December 31, 2000.

         LOAN PORTFOLIO COMPOSITION. The following table shows the composition of First Federal Savings' loan portfolio by type of loan at the dates indicated. First Federal Savings' loan portfolio is composed solely of loans with fixed rates of interest.

                                                                      AT DECEMBER 31,
                                                    -------------------------------------------------------
                                                              2000                        1999
                                                    ------------------------    ------------------------
                                                       AMOUNT      PERCENT         AMOUNT      PERCENT
                                                    ------------  ----------    ------------  ----------
                                                                   (DOLLARS IN THOUSANDS)
                                                                  ----------    ------------  ----------
REAL ESTATE LOANS:
-----------------
One- to four-family................................ $     36,244          98%   $     31,969         100%
Commercial.........................................           50           1              --          --
                                                    ------------  ----------    ------------  ----------
Total real estate loans............................       36,294          99          31,969         100
                                                    ------------  ----------    ------------  ----------
Loans on Deposits                                            275           1              --          --
                                                    ------------  ----------    ------------  ----------
Total Loans                                               36,569         100%         31,969         100%
                                                    ------------  ==========    ------------  ==========

LESS:
----
Deferred fees and discounts.......................           335                         322
Allowance for losses..............................           175                         175
                                                    ------------                ------------
Total loans receivable, net.......................  $     36,059                $     31,472
                                                    ============                ============

-------------
(1)      Includes construction/permanent loan in the amount of $31,000.

         ONE- TO FOUR-FAMILY MORTGAGE LOANS. First Federal Savings' primary lending activity is the origination of first mortgage loans secured by one- to four-family residential property located in First Federal Savings' market area. A portion of the one- to four-family mortgage loans originated by First Federal Savings are secured by investor- owned, non-owner occupied residences. Loans are generated through First Federal Savings' existing customers and referrals, real estate brokers and other marketing efforts. First Federal Savings generally has limited its real estate loan originations to the financing of properties located within its market area and has not made out-of-state loans. At December 31, 2000, First Federal Savings had $36.2 million, or 98% of its loan portfolio, invested in mortgage loans secured by one- to four-family residences.

         Historically, First Federal Savings' residential mortgage loans had terms of up to 15 years. However, during fiscal 2000, First Federal Savings commenced originating residential mortgage loans with terms to maturity of up to 25 years. First Federal Savings has originated only fixed-rate residential loans. First Federal Savings has no current plans to originate adjustable rate mortgages. However, First Federal Savings intends to explore adjustable rate lending through the purchase of adjustable rate loans on a limited basis. All of the loans made by First Federal Savings are retained in its portfolio for long-term investment. First Federal Savings has not sold loans in the secondary mortgage market, and First Federal Savings' loans generally are not underwritten for resale in the secondary mortgage market. First Federal Savings' fixed-rate mortgage loans amortize monthly with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         Under First Federal Savings' real estate lending policy, a title insurance policy must be obtained for each real estate loan. First Federal Savings also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. First Federal Savings requires borrowers to advance funds to an escrow account for the payment of real estate taxes but does not require escrowed funds for hazard insurance premiums provided other proof of an effective hazard insurance policy is provided to First Federal Savings. First Federal Savings generally makes loans up to a maximum amount of $125,000, subject to exceptions by the Board of Directors. In recent years, as a result of increasing property values, the Board has granted frequent waivers from this maximum loan amount

         First Federal Savings' residential mortgage loans customarily include due-on-sale clauses, which are provisions giving First Federal Savings the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are a means of increasing the interest rate on First Federal Savings' mortgage portfolio during periods of rising interest rates.

         Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations generally permit a maximum loan-to-value ratio of 95% for residential property and 90% for all other real estate loans. First Federal Savings' lending policies, however, generally limit the maximum loan to value ratio to 80% of the lesser of the appraised value or the purchase price of the property securing the loan.

         First Federal Savings originates mortgage loans secured by non-owner-occupied residential properties. At December 31, 2000, such loans totaled $13.5 million, or 37% of First Federal Savings' loan portfolio. Most of these loans are made to investors and are secured by one- to four-family rental properties. These loans are made on the same general terms as loans secured by owner-occupied properties, including loan-to-value ratios of up to 80% and terms of up to 25 years. However, First Federal Savings generally charges higher interest rates on investor loans.

         When underwriting residential real estate loans, First Federal Savings reviews and verifies each loan applicant's employment, income and credit history and, if applicable, First Federal Savings' experience with the borrower. First Federal Savings' policy is to obtain credit reports and financial statements on all borrowers and guarantors, and to verify references. Properties securing real estate loans are appraised by First Federal Savings- approved independent appraisers. Appraisals are subsequently reviewed by the First Federal Savings' Board. Management believes that stability of income, past credit history and adequacy of the proposed security are integral parts in the underwriting process. Written appraisals are generally required on real estate property offered to secure an applicant's loan.

         Currently, First Federal Savings does not offer adjustable-rate residential mortgage loans. First Federal Savings intends to explore the purchase of adjustable rate loans, provided such loans are secured by local properties and are serviced by the originator of the loan or a third party. First Federal Savings does not currently plan to originate adjustable rate loans, although it may determine to do so in the future.

         RESIDENTIAL CONSTRUCTION LOANS. On a very limited basis, First Federal Savings originates residential construction loans to individuals for the construction and permanent financing of their personal residence. Such loans are generally made to individuals with whom First Federal Savings has a pre-existing customer relationship. First Federal Savings' originations of construction/permanent loans have been minimal during recent years. Construction loans to individuals are made on the same general terms as First Federal Savings' one- to four-family mortgage loans, but provide for the payment of interest only during the construction phase, which is usually six months. At the end of the construction phase, the loan converts to a permanent mortgage loan.

         Prior to making a commitment to fund a construction loan, First Federal Savings requires an appraisal of the property by an independent appraiser. First Federal Savings also reviews and inspects each project prior to disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection of the project based on percentage of completion.

         MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. In the past, First Federal Savings on infrequent occasions has originated loans secured by commercial real estate. During 2000, First Federal Savings originated one loan secured by commercial real estate. First Federal Savings plans to maintain a program for offering fixed-rate, commercial real estate loans.

         Historically, any multi-family and commercial real estate loans originated by First Federal Savings have been made on the same general terms as one- to four-family loans, including fixed rates of interest, but with terms to maturity and amortization schedules of up to 10 years, and in amounts up to 50% of the lesser of the appraised value of the property or the sales price.

         CONSUMER LOANS. Historically, First Federal Savings' consumer lending activities have been limited to deposit account loans. At December 31, 2000, six consumer loans were outstanding, all secured by deposit accounts. First Federal Savings does not expect to become an active consumer lender, although it does expect to place some additional emphasis on making deposit account loans in the future.

         First Federal Savings offers loans secured by savings deposits at First Federal Savings. Generally, these loans are made at an interest rate that is 2% above the account rate for up to 100% of the account balance and for a term through the next semi-annual earnings date of June 30 or December 31.

         First Federal Savings does not originate second mortgage or home equity loans, but does make loans to existing borrowers for the purpose of home improvement. These home improvement loans typically involve a modification to First Federal Savings' first mortgage. These loans are generally limited to 80% or less of the appraised value of the property securing the loan based either upon the old appraisal of the property or, if appropriate, a new appraisal of the property. These loans are originated as fixed-rate loans and generally have maximum terms of 15 years. First Federal Savings also makes "additional advance" loans, which are advances up to the amount of the original first mortgage and which must be repaid prior to the original loan maturity. Because First Federal Savings' additional advance loans and loans for the purpose of home improvements are secured by a first mortgage, rather than a second mortgage, First Federal Savings classifies these loans as one- to four-family residential loans.

         LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, First Federal Savings receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan and are charged to the borrower in connection with the origination of the loan. First Federal Savings generally charges loan origination fees equal to 2% of the loan amount.

         In accordance with Statement of Financial Accounting Standards No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, First Federal Savings' loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2000, First Federal Savings had $335,000 of net deferred loan fees which will be amortized using the interest method.

         LOAN MATURITY SCHEDULE. The following schedule illustrates the contractual maturity and weighted average rates of First Federal Savings' total loan portfolio at December 31, 2000. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.


                                                  REAL ESTATE
                                    -----------------------------------------
                                        ONE- TO FOUR-
                                            FAMILY             COMMERCIAL        LOANS ON DEPOSITS           TOTAL
                                    --------------------   ------------------   -------------------   --------------------
                                               WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                                                AVERAGE              AVERAGE               AVERAGE              AVERAGE
                                     AMOUNT      RATE       AMOUNT    RATE       AMOUNT     RATE       AMOUNT     RATE
                                    ---------  ---------   -------- ---------   --------- ---------   --------------------
                                                                   (DOLLARS IN THOUSANDS)

DUE DURING YEARS ENDING DECEMBER 31,
2001.............................    $     80       9.21%  $     --        --%   $    275      8.33 %  $    355     8.52%
2002.............................         439       9.00         --        --          --        --         439     9.00
2003.............................         379       8.46         --        --          --        --         379     8.46
2004 and 2005....................         578       8.70         --        --          --        --         578     8.70
2006 to 2010.....................       5,385       8.12         50       9.0          --        --       5,435     8.12
2011 to 2025.....................      29,708       8.39         --        --          --        --      29,708     8.39
                                    ---------  ---------   --------  --------   ---------  --------   --------- ---------
     Total.......................    $ 36,569       8.37%  $     50       9.0%        275     8.33 %   $ 36,894     8.37%
                                    =========  =========   ========  ========   =========  ========   ========= =========



         The total amount of loans due after December 31, 2001 that have predetermined interest rates is $36.5 million, while no loans due after such date had floating or adjustable interest rates.

         Scheduled contractual maturities of loans do not necessarily reflect the actual expected term of First Federal Savings' portfolio. The average life of mortgage loans is substantially less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when current mortgage loans rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates, due to refinancing of fixed-rate loans at lower rates. Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         ORIGINATION OF LOANS. The lending activities of First Federal Savings are subject to the written underwriting standards and loan origination procedures established by First Federal Savings' board of directors and management. Loan originations are obtained through a variety of sources, including referrals from existing customers and real estate brokers. Written loan applications are taken by First Federal Savings' staff, and Mitch Ashlock, First Federal Savings' President and Chief Executive Officer, supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers approved by First Federal Savings' Board of Directors. First Federal Savings' loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. All loans are approved by First Federal Savings' Board of Directors.

         First Federal Savings holds all loans for long-term investment purposes. First Federal Savings has not purchased any loans but may determine to do so in the future. In particular, as noted above, First Federal Savings intends to explore the purchase of adjustable rate residential loans, provided such loans are secured by local properties and are serviced by the originator of the loan or a third party.

         The following table shows total loans originated and repaid during the periods indicated. No loans were purchased or sold during the periods shown.



                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                                  --------------------------------------
                                                                        2000                 1999
                                                                  ----------------     -----------------
                                                                              (IN THOUSANDS)

ORIGINATIONS BY TYPE:
FIXED RATE:
Real estate - one- to four-family................................ $         10,927     $          12,330
                                                                  ----------------     -----------------
Real estate - commercial.........................................               53                    --
                                                                  ----------------     -----------------
Deposit loans....................................................              370                    --
                                                                  ----------------     -----------------
Total fixed-rate.................................................           11,350                12,330
                                                                  ----------------     -----------------
Adjustable Rate..................................................               --                    --
                                                                  ----------------     -----------------
Total loans originated...........................................           11,350                12,330
                                                                  ----------------     -----------------

Total loans purchased............................................               --                    --

SALES AND REPAYMENTS:
Total loans sold.................................................               --                    --
Principal repayments.............................................            6,750                 9,623
                                                                  ----------------     -----------------
Total reductions.................................................            6,750                 9,623
(Increase) in other items, net (1)...............................              (13)                 (213)
                                                                  ----------------     -----------------
         Net increase............................................ $          4,587     $           2,494
                                                                  ================     =================

-------------------
(1) Other items, net include the effects relating to loans in process, deferred loan origination fees or costs, escrow funds held and the allowance for loan losses.

         LOAN COMMITMENTS. First Federal Savings issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 180 days from approval. At December 31, 2000, First Federal Savings had loan commitments totaling $672,000. See Note 14 of the Notes to Financial Statements included in the back of this annual report.

         ASSET QUALITY. All loan payments are due on the first day of each month. When a borrower fails to make a required loan payment, First Federal Savings attempts to cure the deficiency by contacting the borrower and seeking the payment. A late notice is mailed on the 16th day of the month and a second late notice is mailed on the 23rd day of the month. In most cases, deficiencies are cured promptly. If a delinquency continues beyond the 27th day of the month, additional contact is made either through additional notices or other means and First Federal Savings will attempt to work out a payment schedule. While First Federal Savings generally prefers to work with borrowers to resolve the problems, First Federal Savings will institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

         First Federal Savings' Board of Directors is informed monthly of the amounts of loans delinquent more than 30 days, all loans in foreclosure and all foreclosed and repossessed property owned by First Federal Savings.

         Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

         Real estate acquired by First Federal Savings as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. First Federal Savings had no real estate owned at December 31, 2000 or 1999.

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2000, in dollar amount and as a percentage of First Federal Savings' total loan portfolio. The dollar amounts shown equal the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due. At December 31, 2000, First Federal Savings had no consumer loans, construction loans or land loans which were delinquent 30 or more days.


                                                LOANS DELINQUENT FOR:
                               -------------------------------------------------------
                                       60-89 DAYS                90 DAYS AND OVER          TOTAL DELINQUENT LOANS
                               ---------------------------  --------------------------   --------------------------
                                                  PERCENT                     PERCENT                      PERCENT
                                                  OF LOAN                     OF LOAN                      OF LOAN
                                NUMBER  AMOUNT   CATEGORY   NUMBER   AMOUNT   CATEGORY   NUMBER   AMOUNT   CATEGORY
                               -------- -------  ---------  -------  -------  --------   -------  -------  --------
                                                              (DOLLARS IN THOUSANDS)

REAL ESTATE:
  ONE- TO FOUR-FAMILY .......         1 $   139       .38%        3  $   299      .83%         4  $   438     1.21%
  MULTI-FAMILY ..............        --      --         --       --       --        --        --       --        --
  COMMERCIAL ................        --      --         --       --       --        --        --       --        --
  CONSTRUCTION OR DEVELOPMENT        --      --         --       --       --        --        --       --        --

CONSUMER ....................        --      --         --       --       --        --        --       --        --
                               -------- -------  ---------  -------  -------  --------   -------  -------  --------

     TOTAL ..................         1 $   139       .38%        3  $   299      .83%         4  $   438     1.21%
                               ======== =======  =========  =======  =======  ========   =======  =======  ========


         NON-PERFORMING ASSETS. The following table sets forth information regarding non-performing loans and real estate owned by First Federal Savings at the dates indicated. As of the dates indicated, First Federal Savings had no material restructured loans within the meaning of SFAS No. 15.


                                                                          AT
                                                                     DECEMBER 31,
                                                             -----------------------------
                                                                 2000            1999
                                                             -------------   -------------
                                                                (DOLLARS IN THOUSANDS)
Non-accruing loans:......................................... $          --   $          --

Accruing loans delinquent more than 90 days:
  One- to four-family.......................................           299              --
                                                             -------------   -------------
     Total..................................................           299              --
                                                             -------------   -------------

Foreclosed assets:..........................................            --              --
                                                             -------------   -------------

Total non-performing assets.................................  $        299   $          --
Total as a percentage of total assets.......................           .59%             --%
                                                             =============   =============


         For the year ended December 31, 2000, First Federal Savings had no non-accruing loans, and therefore had no gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms. There was no interest income on such loans for the year ended December 31, 2000.

         The $299,000 of accruing loans delinquent more than 90 days at December 31, 2000, consisted of three loans secured by one- to four-family residences.

         OTHER LOANS OF CONCERN. In addition to the non-performing loans set forth in the tables above, at December 31, 2000, there were no loans classified by First Federal Savings, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, First Federal Savings reviews loans in its portfolio monthly to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2000, First Federal Savings had classified $299,000 of its assets as substandard, none as doubtful and none as loss. These loans have been considered by management in its analysis of First Federal Savings' allowance for loan losses.

         ALLOWANCE FOR LOAN LOSSES. In originating loans, First Federal Savings recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses charged to operations. The provision for loan losses is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specified impaired loans, and economic conditions.

         At December 31, 2000, First Federal Savings had an allowance for loan losses of $175,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while First Federal Savings believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal Savings' loan portfolio, will not request First Federal Savings to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal Savings' financial condition and results of operations.

         First Federal Savings significantly increased its allowance for loan losses during the year ended December 31, 1999 by incurring a $150,000 provision for loan losses, compared to no provision for 1998 and 1997. While management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

         The following table sets forth the allocation for loan losses by category for the periods indicated.


                                                                     AT DECEMBER 31,
                                      ------------------------------------------------------------------------------
                                                       2000                                   1999
                                      -------------------------------------- ---------------------------------------
                                                                  PERCENT                                 PERCENT
                                                                  OF LOANS                               OF LOANS
                                                       LOAN       IN EACH                     LOAN        IN EACH
                                       AMOUNT OF     AMOUNTS      CATEGORY    AMOUNT OF      AMOUNTS     CATEGORY
                                       LOAN LOSS        BY        TO TOTAL    LOAN LOSS        BY        TO TOTAL
                                       ALLOWANCE     CATEGORY       LOANS     ALLOWANCE     CATEGORY       LOANS
                                      ------------ ------------ ------------ ------------ --------------------------
                                                                  (DOLLARS IN THOUSANDS)
                                                   ------------ ------------ ------------ --------------------------

Real estate--One- to four-family...   $        175 $     36,244      100.00% $        175 $      31,371      100.00%
Real estate--commercial............             --           --           --           --            --           --
Deposit loans......................             --           --           --           --            --           --
Unallocated........................             --           --           --           --            --           --
                                      ------------ ------------ ------------ ------------ --------------------------
     Total.........................   $        175 $     36,244      100.00% $        175 $      31,371      100.00%
                                      ============ ============ ============ ============ ==========================


         The following table sets forth information with respect to First Federal Savings' allowance for loan losses for the periods indicated.


                                                                                           YEARS ENDED
                                                                                          DECEMBER 31,
                                                                                     2000              1999
                                                                                ---------------   ---------------
                                                                                     (DOLLARS IN THOUSANDS)

Balance at beginning of period.........................................         $           175   $            25
Charge-offs............................................................                      --                --
Recoveries.............................................................                      --                --
Net charge-offs........................................................                      --                --
Additions charged to operations........................................                      --               150
                                                                                ---------------   ---------------
Balance at end of period...............................................         $           175   $           175
                                                                                ===============   ===============

Ratio of net charge-offs during the period to
  average loans outstanding during the period..........................                     N/A               N/A

Ratio of net charge-offs during the period to
 average non-performing assets.........................................                     N/A               N/A
Ratio of allowance for loan losses to loans receivable,
 net, at end of period.................................................                     .49%              .55%
                                                                                ===============   ===============
Ratio of allowance for loan losses to
  non-performing assets at end of period...............................                   39.95%              N/A
                                                                                ===============   ===============

INVESTMENT ACTIVITIES

         First Federal Savings is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Topeka, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, First Federal Savings may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like First Federal Savings are also required to maintain an investment in FHLB stock. First Federal Savings is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 2000, First Federal Savings' liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 37%. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that investments be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. Statement of Financial Accounting Standards No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold those securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity." Debt and equity securities held for current resale are classified as "trading securities." These securities are reported at fair value, and unrealized gains and losses on the securities would be included in earnings. First Federal Savings does not currently use or maintain a trading account. Debt and equity securities not classified as either "held to maturity" or "trading securities" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity.

         All of First Federal Savings' investment securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. They also carry prepayment risk insofar as they may be called prior to maturity in times of low market interest rates, so that First Federal Savings may have to invest the funds at a lower interest rate. First Federal Savings' investment policy does not permit engaging directly in hedging activities or purchasing high risk mortgage derivative products. Investments are made based on certain considerations, which include the interest rate, yield, settlement date and maturity of the investment, First Federal Savings' liquidity position, and anticipated cash needs and sources. The effect that the proposed investment would have on First Federal Savings' credit and interest rate risk and risk-based capital is also considered. First Federal Savings purchases investment securities to provide necessary liquidity for day-to-day operations. First Federal Savings also purchases investment securities when investable funds exceed loan demand.

         Generally, the investment policy of First Federal Savings, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon First Federal Savings' liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

         MORTGAGE-BACKED SECURITIES. First Federal Savings has the legal authority to invest in mortgage-backed securities to supplement residential loan production, and First Federal Savings' investment policy as adopted by the Board permits investments in certain mortgage-backed securities. In recent years, however, First Federal Savings has chosen not to purchase any mortgage-backed securities.

         OTHER INVESTMENTS. At December 31, 2000, First Federal Savings' investment securities consisted of U.S. government/federal agency securities, FHLB stock, Freddie Mac stock and other interest-earning assets. All of the U.S. government/federal agency securities are held to maturity. The Freddie Mac stock is accounted for as available for sale. The U.S. government/federal agency securities consisted primarily of U.S. Treasury bonds, Fannie Mae and Freddie Mac bonds and Federal Home Loan Bank bonds, with fixed rates of interest.

         The following table sets forth the composition of First Federal Savings' investment securities, net of premiums and discounts, at the dates indicated.


                                                                         AT DECEMBER 31,
                                                        ----------------------------------------------
                                                                2000                     1999
                                                        --------------------     ---------------------
                                                           BOOK       % OF          BOOK        % OF
                                                          VALUE       TOTAL        VALUE        TOTAL
                                                        ----------   -------     ----------    -------
                                                                      (DOLLARS IN THOUSANDS)
Investment securities held to maturity:
  U.S. government/federal Agency securities............ $   12,594     91.57 %       11,000      76.17 %
Investment securities available for sale:
  Freddie Mac stock....................................        829      6.03            619       4.29

FHLB stock.............................................        330      2.40            308       2.13
                                                        ----------   -------     ----------    -------
     Total investment securities
      and FHLB stock...................................     13,753    100.00         11,927      82.59
                                                        ----------   -------     ----------    -------
Average remaining life of
  investment securities (1)............................      9 yrs                   10 yrs

Other interest-earning assets:
  Interest-bearing deposits with banks.................         --        --          2,515      17.41
                                                        ----------   -------     ----------    -------
     Total............................................. $   13,753    100.00 %       14,442     100.00 %
                                                        ==========   =======     ==========    =======

------------------------
(1) Average remaining life is subject to call provisions on all U.S. government/federal agency securities and excludes available-for-sale securities.

         INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for First Federal Savings' investment securities excluding FHLB stock and Freddie Mac stock at December 31, 2000.


                                                                      AT DECEMBER 31, 2000
                                               -------------------------------------------------------------------
                                                 LESS
                                                THAN 1      1 TO 5     5 TO 10     OVER 10      TOTAL INVESTMENT
                                                 YEAR       YEARS       YEARS       YEARS          SECURITIES
                                               ---------   --------   ---------   ---------   --------------------
                                                 BOOK        BOOK       BOOK        BOOK        BOOK      MARKET
                                                 VALUE       VALUE      VALUE       VALUE       VALUE      VALUE
                                               ---------   --------   ---------   ---------   ---------  ---------
                                                                     (DOLLARS IN THOUSANDS)

U.S. government/federal agency securities......$   2,094   $  1,500   $   4,500   $   4,500   $  12,594  $  12,256

Weighted average yield.........................     5.48%      7.06  %     6.57%       6.85%       6.59%

------------------

(1) Consists of available-for-sale securities and FHLB stock excluded from average yield calculation.

SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of First Federal Savings' funds for lending and other investment purposes. In addition to deposits, First Federal Savings derives funds primarily from principal and interest payments on loans. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may also be used on a short- term basis to compensate for reductions in the availability of funds from other sources and may be used on a longer-term basis for general business purposes.

         DEPOSITS. First Federal Savings' deposits are attracted principally from within its primary market area. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         First Federal Savings' deposits are obtained primarily from residents of its primary market area. First Federal Savings is not currently using brokers to obtain deposits. However, in 1998 and early 1999, First Federal Savings accepted brokered certificates of deposit from out-of-state sources for the purpose of raising funds during a period of strong loan demand. At December 31, 2000, First Federal Savings had approximately $3 million of brokered certificates of deposit.

         First Federal Savings' deposit products include passbook accounts, money market accounts and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Federal Savings on a periodic basis. Management determines the rates and terms based on rates paid by competitors, First Federal Savings' needs for funds or liquidity, growth goals and federal and state regulations.

         SAVINGS PORTFOLIO. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by First Federal Savings as of the dates indicated.

                                                                         AT DECEMBER 31,
                                                       ---------------------------------------------------
                                                                 2000                     1999
                                                       ------------------------  -----------------------
                                                          AMOUNT      PERCENT      AMOUNT      PERCENT
                                                       -----------  -----------  -----------  ----------
                                                                     (DOLLARS IN THOUSANDS)

TRANSACTIONS AND SAVINGS DEPOSITS:

Passbook Accounts..................................    $     3,019        10.59% $     4,552       12.57 %
Money Market Accounts..............................          1,797         6.30        2,306        6.37
                                                       -----------  -----------  -----------  ----------

Total Non-Certificates.............................          4,816        16.89        6,858       18.94
                                                       -----------  -----------  -----------  ----------

CERTIFICATES:

 4.00 -  5.99%.....................................         13,782        48.35       19,688       54.38
 6.00 -  7.99%.....................................          9,906        34.76        9,657       26.68
                                                       -----------  -----------  -----------  ----------

Total Certificates.................................         23,688        83.11       29,345       81.06
                                                       -----------  -----------  -----------  ----------
Total Deposits.....................................    $    28,504       100.00% $    36,203      100.00 %
                                                       ===========  ===========  ===========  ==========


         DEPOSIT ACTIVITY. The following table sets forth the deposit activities of First Federal Savings for the periods indicated:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                         2000             1999
                                                     ------------     ------------
                                                          (DOLLARS IN THOUSANDS)

Opening balance....................................  $     36,203     $     34,701
Deposits...........................................         2,002            5,165
Withdrawals........................................        (9,701)          (3,663)
                                                     ------------     ------------

Ending balance.....................................  $     28,504     $     36,203
                                                     ============     ============

Net increase (decrease)............................  $     (7,699)    $      1,502
                                                     ============     ============

Percent increase (decrease)........................        (21.27)%           4.33 %
                                                     ============     ============

         TIME DEPOSIT MATURITY SCHEDULE. The following table shows rate and maturity information for First Federal Savings' certificates of deposit at December 31, 2000.

                                                                     4.00-     6.00-                PERCENT
                                                                     5.99%     7.99%       TOTAL    OF TOTAL
                                                                   ---------  --------   ---------  -------
                                                                           (DOLLARS IN THOUSANDS)
Certificate accounts maturing in quarter ending:

March 31, 2001...................................................  $   5,113  $     --   $   5,113    21.58%
June 30, 2001...................................................       2,663        --       2,663    11.24
September 30, 2001...............................................      2,095        --       2,095     8.84
December 31, 2001...............................................          83       457         540     2.28
March 31, 2002...................................................        455       842       1,297     5.48
June 30, 2002...................................................         548       913       1,461     6.17
September 30, 2002...............................................        285       276         561     2.37
December 31, 2002...............................................          --       721         721     3.04
March 31, 2003...................................................         --     2,917       2,917    12.32
June 30, 2003...................................................          --       884         884     3.73
September 30, 2003...............................................        143     1,444       1,587     6.70
December 31, 2003................................................        470        --         470     1.98
Thereafter .....................................................       1,927     1,452       3,379    14.27
                                                                   ---------  --------   ---------  -------

   Total .......................................................   $  13,782  $  9,906   $  23,688   100.00%
                                                                   =========  ========   =========  =======

   Percent of Total.............................................       58.19%    41.81 %    100.00 %
                                                                   =========  ========   =========

         The following table indicates the amount of First Federal Savings' jumbo certificates of deposit and other certificates of deposit by time remaining until maturity at December 31, 2000.

                                                                                MATURITY
                                                               ---------------------------------------------
                                                                              OVER      OVER
                                                                3 MONTHS     3 TO 6    6 TO 12   OVER 12
                                                                 OR LESS     MONTHS    MONTHS     MONTHS     TOTAL
                                                               -----------  --------  --------- ----------  --------
                                                                                  (IN THOUSANDS)
Certificates of deposit less than $100,000...................  $     4,572  $  2,257  $   2,326 $    9,077  $ 18,232

Certificates of deposit of $100,000 or more..................          542       406        308      4,200     5,456
                                                               -----------  --------  --------- ----------  --------

Total certificates of deposit................................  $     5,114  $  2,663  $   2,634 $   13,277  $ 23,688
                                                               ===========  ========  ========= ==========  ========

         BORROWINGS. First Federal Savings may obtain advances from the FHLB of Topeka upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and mortgage-backed securities, provided certain standards related to creditworthiness have been met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. See "Regulation--Federal Regulation of Savings Associations--Federal Home Loan Bank System."

         At December 31, 2000, First Federal Savings had available credit lines of approximately $13.6 million from the FHLB of Topeka, contingent upon additional purchase of FHLB stock. First Federal Savings had $6.6 million of FHLB advances outstanding at December 31, 2000.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances, for the periods indicated.

                                                                      YEARS ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                          2000        1999
                                                                    ------------    --------
                                                                           (IN THOUSANDS)

MAXIMUM BALANCE:
---------------

  FHLB advances.................................................        $    6,600   $1,000
                                                                                     ------

                                                                                     ------
AVERAGE BALANCE:
                                                                                     ------
  FHLB advances ................................................             2,610    1,000
                                                                                     ------

         The following table sets forth certain information as to First Federal Savings' FHLB advances at the dates indicated.

                                                                          AT DECEMBER 31,
                                                                        --------------------
                                                                          2000        1999
                                                                        --------    --------
                                                                        (DOLLARS IN THOUSANDS)
                                                                                    --------
FHLB advances......................................................     $  6,600    $  1,000

Weighted average interest rate of FHLB advances....................         6.48%       5.74  %

EMPLOYEES

         At December 31, 2000, First Federal Savings had a total of three full-time and no part-time employees. First Federal Savings' employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

SERVICE CORPORATION ACTIVITIES

         As a federally chartered savings association, First Federal Savings is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. First Federal Savings may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At December 31, 2000, First Federal Savings had no subsidiaries.

FIRST FEDERAL SAVINGS' MARKET AREA

         First Federal Savings considers its primary market area to consist of Johnson County, Kansas, with a concentration of business activity in the city of Olathe, which is the county seat, and the immediate surrounding area. Johnson County is part of the Kansas City metropolitan statistical area. Olathe and the surrounding areas have experienced increases in population as the Kansas City outer suburbs have expanded. Since 1990, Johnson County has experienced significant increases in population. The Johnson County population has increased from approximately 355,000 in 1990 to approximately 439,000 in 1999, representing an annual population growth rate of 2.3%. Employment in Johnson County is generally diversified, including employment in services, wholesale and retail trade and government.

COMPETITION

         First Federal Savings faces significant competition both in attracting deposits and in making loans. Its most direct competition for deposits has come historically from commercial banks, credit unions and other savings institutions located in its primary market area, including many large financial institutions which have greater financial and marketing resources available to them. In addition, First Federal Savings faces significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. First Federal Savings does not rely upon any individual group or entity for a material portion of its deposits. First Federal Savings' ability to attract and retain deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

         First Federal Savings' competition for real estate loans comes principally from mortgage banking companies, commercial banks, other savings institutions and credit unions. First Federal Savings competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers. Factors which affect competition include general and local economic conditions, current interest rate levels and volatility in the mortgage markets. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions and the anticipated slowing of refinancing activity.


                                   REGULATION

GENERAL

         First Federal Savings is regulated, examined and supervised by the OTS, as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended and, in certain respects, the Federal Deposit Insurance Act and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, First Federal Savings' relationship with its depositors and borrowers is also regulated to a great extent, especially in matters such as the ownership of deposit accounts and the form and content of First Federal Savings' mortgage documents. First Federal Savings must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review First Federal Savings' compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on First Federal Savings and its operations.

         As the savings and loan holding company of First Federal Savings, First Federal of Olathe Bancorp also is subject to federal regulation and oversight. The purpose of the regulation of First Federal of Olathe Bancorp and other holding companies is to protect subsidiary savings and loan associations.

FEDERAL REGULATION OF SAVINGS ASSOCIATIONS

         OFFICE OF THRIFT SUPERVISION. The OTS is an office in the Department of the Treasury. It generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

         FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System, consisting of 12 banks, is under the jurisdiction of the Federal Housing Finance Board. First Federal Savings is a member of the Federal Home Loan Bank of Topeka. First Federal Savings holds shares of capital stock in the Federal Home Loan Bank of Topeka in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank of Topeka. First Federal Savings holds an investment in Federal Home Loan Bank of Topeka stock of $330,000 at December 31, 2000. Among other benefits, the Federal Home Loan Bank of Topeka provides a central credit facility primarily for member institutions.

         FEDERAL DEPOSIT INSURANCE CORPORATION. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund and the Savings Association Insurance Fund. As insurer of First Federal Savings' deposits, the FDIC has examination, supervisory and enforcement authority over First Federal Savings.

         First Federal Savings' accounts are insured by the Savings Association Insurance Fund to the maximum extent permitted by law. First Federal Savings pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for insured institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund. During 1999, payments for Savings Association Insurance Fund members approximated 6.1 basis points, while Bank Insurance Fund members paid 1.2 basis points. Since January 1, 2000, there has been equal sharing of Financing Corporation payments between members of both insurance funds.

         The FDIC has the authority to increase insurance assessments. A significant increase in Savings Association Insurance Fund insurance premiums would likely have an adverse effect on the operating expenses and results of operations of First Federal Savings. Management cannot predict what insurance assessment rates will be in the future.

         The Deposit Insurance Funds Act also contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of First Federal Savings.

         The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of First Federal Savings.

         LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets, such as cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments, equal to a monthly average of not less than a specified percentage of its net withdrawable accounts plus short-term borrowings. The current percentage is 4%. Monetary penalties may be imposed for failure to meet liquidity requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         PROMPT CORRECTIVE ACTION. Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not required to meet and maintain a specific capital level for any capital measure;"adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, has a Tier I risk-based capital ratio of 4.0% or more, has a leverage ratio of 4.0% or more, or 3.0% under certain circumstances, and does not meet the definition of "well capitalized"; "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, has a Tier I risk-based capital ratio that is less than 4.0% or has a leverage ratio that is less than 4.0%, or 3.0% under certain circumstances; "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, has a Tier I risk-based capital ratio that is less than 3.0% or has a leverage ratio that is less than 3.0%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

         A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.

         An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall face various mandatory and discretionary restrictions on its operations.

         At December 31, 2000, First Federal Savings was categorized as "well capitalized" under the prompt corrective action regulations.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking regulatory agencies have adopted regulatory guidelines for all insured depository institutions relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. The guidelines outline the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that First Federal Savings fails to meet any standard prescribed by the guidelines, it may require First Federal Savings to submit to the agency an acceptable plan to achieve compliance with the standard. OTS regulations establish deadlines for the submission and review of safety and soundness compliance plans.

         QUALIFIED THRIFT LENDER TEST. All savings associations are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a qualified thrift lender shall either convert to a national bank charter or face the following restrictions on its operations. These restrictions are: the association may not make any new investment or engage in activities that would not be permissible for national banks; the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; the association shall be ineligible to obtain new advances from any Federal Home Loan Bank; and the payment of dividends by the association shall be under the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. In addition, within one year of the date on which a savings association controlled by a company ceases to be a qualified thrift lender, the company must register as a bank holding company and follow the rules applicable to bank holding companies. A savings institution may requalify as a qualified thrift lender if it thereafter complies with the test.

         Currently, the qualified thrift lender test requires that either an institution qualify as a domestic building and loan association under the Internal Revenue Code or that 65% of an institution's "portfolio assets" consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities where the mortgages are secured by domestic residential housing or manufactured housing; Federal Home Loan Bank stock; direct or indirect obligations of the FDIC; and loans for educational purposes, loans to small businesses and loans made through credit cards. In addition, the following assets, among others, may be included in meeting the test based on an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer loans; and stock issued by Freddie Mac or Fannie Mae. Portfolio assets consist of total assets minus the sum of goodwill and other intangible assets, property used by the savings institution to conduct its business, and liquid assets up to 20% of the institution's total assets. At December 31, 2000, First Federal Savings was in compliance with the qualified thrift lender test.

         CAPITAL REQUIREMENTS. Federal regulations require a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

         OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common stockholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less any intangible assets, except for certain qualifying intangible assets; certain mortgage servicing rights; and equity and debt investments in subsidiaries that are not"includable subsidiaries," which is defined as subsidiaries engaged solely inactivities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and non-includable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4%, or 3% in the case of institutions receiving the highest CAMELS examination rating, will be deemed to be "undercapitalized" and may face certain restrictions. See "--Federal Regulation of Savings Associations--Prompt Corrective Action."

         Savings associations also must maintain "tangible capital" not less than 1.5% of First Federal Savings' adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights. Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined. Supplementary capital includes permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, based on an amortization schedule, and general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

         The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans, including multi-family mortgage loans, are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans a reassigned a 100% risk weight, as are non qualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed an 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighing factor from 0% to 100% assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included risk-weighted assets.

         The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would face a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets, or the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines of the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is exempt from the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the calculated interest rate risk component, as calculated by the OTS, overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the amount as calculated by the OTS. The OTS has postponed the date that the component will first be deducted from an institution's total capital.

         At December 31, 2000, First Federal Savings had tangible capital of $12.0 million, or 25.1% of adjusted total assets, which is approximately $11.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2000, First Federal Savings had core capital equal to $12.0 million, or 25.1% of adjusted total assets, which is $10.1 million above the minimum leverage ratio requirement of 4% as in effect on that date. At that date, First Federal Savings had total risk based capital of $12.1 million (including approximately $12.0 million in core capital and $.1 million in qualifying supplementary capital) and risk-weighted assets of $22.3 million (with no converted off-balance sheet assets); or total capital of 54.4% of risk-weighted assets. This amount was $10.3 million above the 8% requirement in effect on that date.

         CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. Under regulations effective April 1, 1999, a savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

         LOANS TO ONE BORROWER. Savings institutions are generally required to follow the national bank limit on loans to one borrower. Generally, this limit is 15% of its unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. See "Business of First Federal Savings--Lending Activities" for further information.

         ACTIVITIES OF ASSOCIATIONS AND THEIR SUBSIDIARIES. A savings association may establish operating subsidiaries to engage in any activity that the savings association may conduct directly and may establish service corporation subsidiaries to engage in certain pre-approved activities or, with approval of the OTS, other activities reasonably related to the activities of financial institutions. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

         The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the Savings Association Insurance Fund. If so, it may require that no Savings Association Insurance Fund member engage in that activity directly.

         TRANSACTIONS WITH AFFILIATES. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the Home Owners Loan Act. Generally, Sections 23A and 23B limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of the institution's capital and surplus and place an aggregate limit on all transactions with affiliates to an amount equal to 20% of capital and surplus, and require that all transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term"covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

         Any loan or extension of credit by First Federal Savings to an affiliate must be secured by collateral in accordance with Section 23A.

         Three additional rules apply to savings associations. First, a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, a savings association may not purchase or invest insecurities issued by an affiliate, other than securities of a subsidiary. Third, the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge
Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve, as is currently the case with respect to all FDIC-insured banks.

         First Federal Savings' authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by those persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans First Federal Savings may make to those persons based, in part, on First Federal Savings' capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

         COMMUNITY REINVESTMENT ACT. Savings associations are required to follow the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a savings association, to assess the savings association's record in meeting the credit needs of the community serviced by the savings associations, including low and moderate income neighborhoods. The regulatory agency's assessment of the savings association's record is made available to the public. Further, an assessment is required of any savings associations which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. First Federal Savings received a "satisfactory" rating as a result of its most recent examination.

SAVINGS AND LOAN HOLDING COMPANY REGULATIONS

         HOLDING COMPANY ACQUISITIONS. Federal law and regulation generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of First Federal of Olathe Bancorp, Inc., from acquiring control of any savings association not a subsidiary of a savings and loan holding company, unless the acquisition is approved by the OTS.

         HOLDING COMPANY ACTIVITIES. First Federal of Olathe Bancorp is a unitary savings and loan holding company under federal law because First Federal Savings is its only insured subsidiary. Formerly, a unitary savings and loan holding company was not restricted as to the types of business activities in which it could engage, provided that its subsidiary savings association continued to be a qualified thrift lender. Recent legislation, however, restricts unitary saving and loan holding companies not existing or applied for before May 4, 1999 to activities permissible for a financial holding company as defined under the legislation, including insurance and securities activities, and those permitted for a multiple savings and loan holding company as described below. In view of the holding company's size and business plan, the Board of Directors of First Federal of Olathe Bancorp does not believe that the recent legislation will have a material impact on the holding company. Upon any non-supervisory acquisition by First Federal of Olathe Bancorp of another savings association as a separate subsidiary, First Federal of Olathe Bancorp would become a multiple savings and loan holding company and would have extensive limitations on the types of business activities in which it could engage. The Home Owner's Loan Act limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for the bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, provided the prior approval of the Office of Thrift Supervision is obtained, and to other activities authorized by Office of Thrift Supervision regulation. Multiple savings and loan holding companies are generally prohibited from acquiring or retaining more than 5% of a non-subsidiary company engaged in activities other than those permitted by the Home Owners. Loan Act.

         The activities authorized by the Federal Reserve Board as permissible for bank holding companies also must be approved by the OTS prior to being engaged in by a multiple savings and loan holding company.

         QUALIFIED THRIFT LENDER TEST. Federal law provides that any savings and loan holding company that controls a savings association that fails the qualified thrift lender test, as explained under "--Federal Regulation of Savings Associations--Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a qualified thrift lender, register as and be deemed a bank holding company under all applicable laws and regulations.

FEDERAL SECURITIES LAW

         The stock of First Federal of Olathe Bancorp is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). First Federal of Olathe Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         First Federal of Olathe Bancorp stock held by persons who are affiliates (generally officers, directors and principal stockholders) of First Federal of Olathe Bancorp may not be resold without registration or unless sold in accordance with certain resale restrictions. If First Federal of Olathe Bancorp meets specified current public information requirements, each affiliate of First Federal of Olathe Bancorp is able to sell in the public market, without registration, a limited number of shares in any three-month period.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2000, First Federal Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings and loan associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

                                    TAXATION

FEDERAL TAXATION

         GENERAL. First Federal of Olathe Bancorp and First Federal Savings report their income using the accrual method of accounting and will be taxed under federal income tax laws in the same manner as other corporations with some exceptions, including particularly First Federal Savings' reserve for bad debts discussed below. First Federal of Olathe Bancorp's and First Federal Savings' tax year end on December 31 of each year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal Savings or First Federal of Olathe Bancorp.

         BAD DEBT RESERVE. Historically, savings institutions such as First Federal Savings which met certain definitional tests primarily related to their assets and the nature of their business were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. First Federal Savings' deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on First Federal Savings' actual loss experience, or a percentage equal to 8% of First Federal Savings' taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Due to First Federal Savings' loss experience, First Federal Savings generally recognized a bad debt deduction equal to 8% of taxable income.

         The thrift bad debt rules were revised by Congress in 1996. The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year, defined as the last taxable year beginning before January 1, 1988. First Federal Savings has no post-1987 reserves that would be recaptured. For taxable years beginning after December 31, 1995, First Federal Savings' bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years. The unrecaptured base year reserves will not be recaptured as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be treated under the provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

         DISTRIBUTIONS. To the extent that First Federal Savings makes "nondividend distributions" to First Federal of Olathe Bancorp, the distributions will be considered to result in distributions from the balance of its bad debt reserve as of December 31, 1987, or a lesser amount if First Federal Savings' loan portfolio decreased since December 31, 1987, and then from the supplemental reserve for losses on loans. An amount based on the supplemental reserve for loan losses will be included in First Federal Savings' taxable income. Nondividend distributions include distributions in excess of First Federal Savings' current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of First Federal Savings' current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from First Federal Savings' bad debt reserve. The amount of additional taxable income created from an excess distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, First Federal Savings makes a "nondividend distribution," then approximately one and one-half times the amount based on the supplemental reserve for loan losses would be includable in gross income for federal income tax purposes, assuming a 34% corporate federal income tax rate. See "Regulation" for limits on the payment of dividends by First Federal Savings. First Federal Savings does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

         CORPORATE ALTERNATIVE MINIMUM TAX. The Internal Revenue Code imposes a tax on alternative minimum taxable income at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the alternative minimum taxable income. In addition, only 90% of alternative minimum taxable income can be offset by net operating loss carryovers. Alternative minimum taxable income is increased by an amount equal to 75% of the amount by which First Federal Savings' adjusted current earnings exceeds its alternative minimum taxable income determined without regard to this preference and prior to reduction for net operating losses. For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of alternative minimum taxable income (with certain modification) over $2.0 million is imposed on corporations, including First Federal Savings, whether or not an alternative minimum tax is paid.

         DIVIDENDS-RECEIVED DEDUCTION. First Federal of Olathe Bancorp may exclude from its income 100% of dividends received from First Federal Savings as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which First Federal of Olathe Bancorp and First Federal Savings will not file a consolidated tax return, except that if First Federal of Olathe Bancorp or First Federal Savings owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

         AUDITS. The IRS has not audited First Federal Savings' federal income tax returns for the past five years.

KANSAS TAXATION

         First Federal Savings files Kansas income tax returns. The State of Kansas also imposes a privilege tax on savings institutions. Savings institutions are presently taxed at a rate of up to 4.5% of net income, which is calculated based on federal taxable income, subject to certain adjustments. If First Federal of Olathe Bancorp generates any taxable income, it could be taxed up to the maximum Kansas corporate rate of 7.35%.

         First Federal Savings' state tax returns have not been audited by the State of Kansas during the past five years.

EXECUTIVE OFFICERS OF FIRST FEDERAL SAVINGS AND FIRST FEDERAL OF OLATHE BANCORP WHO ARE NOT DIRECTORS

         None.

ITEM 2.  DESCRIPTION OF PROPERTY

         At December 31, 2000, First Federal Savings conducted its business from its headquarters and sole office located at 100 East Park, Olathe, Kansas. First Federal Savings' main office is leased, with the lease term expiring in 2004. The estimated net book value of First Federal Savings' leasehold improvements, and furniture and equipment at December 31, 2000 was approximately $13,813.

         First Federal Savings believes that its current facilities are adequate to meet the present needs of First Federal Savings and its holding company. However, if First Federal Savings determines to expand its staff, First Federal Savings may need to obtain new facilities or expand its existing facility.

ITEM 3.  LEGAL PROCEEDINGS

         First Federal Savings is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. At December 31, 2000, First Federal Savings was not involved in any legal proceedings that it believes would have a material adverse effect on the financial condition or operations of First Federal Savings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         Pages 32 to 33 of the attached 2000 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Pages 5 to 10 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

         Pages 11 to 31 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         First Federal of Olathe Bancorp has previously filed a Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants. In the Form 8-K, First Federal of Olathe Bancorp did not report any disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning Directors of the Registrant is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2001.

ITEM 10.  EXECUTIVE COMPENSATION

         Information concerning executive compensation is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and transactions is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2001.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

         (A) (1)  FINANCIAL STATEMENTS:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.


                                                                                                         PAGE IN
                                                                                                          ANNUAL
               ANNUAL REPORT SECTION                                                                     REPORT
               ---------------------                                                                     ------

Report of Independent Auditors.......................................................................    11 - 12

Consolidated Balance Sheets at December 31, 2000 and 1999............................................      13

Consolidated Statements of Income for the Years ended December 31, 2000 and 1999.....................      14

Consolidated Statements of Changes in Stockholders' Equity for the Years ended
   December 31, 2000 and 1999........................................................................      15

Consolidated Statements of Cash Flows for the Years ended December 31, 2000 and 1999.................      16

Notes to Consolidated Financial Statements...........................................................    17 - 31

         (a)(2) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

         (a)(3) EXHIBITS - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.


                                                                                    REFERENCE TO
REGULATION                                                                        PRIOR FILING OR
S-B EXHIBIT                                                                        EXHIBIT NUMBER
  NUMBER                                 DOCUMENT                                 ATTACHED HERETO
  ------                                 --------                                 ---------------

2                      Plan of acquisition, reorganization,                             None
                       arrangement, liquidation or succession

3.1                    Articles of Incorporation                                         *

3.2                    Bylaws                                                            *

4                      Instruments defining the rights of                                *
                       security holders, including indentures

9                      Voting trust agreement                                           None

10.1                   Proposed Stock Option Plan                                       10.1

10.2                   Proposed Recognition and Retention Plan                          10.2

10.3                   Form of Employment Agreement for Mitch Ashlock.                   *


                                                                                    REFERENCE TO
REGULATION                                                                        PRIOR FILING OR
S-B EXHIBIT                                                                        EXHIBIT NUMBER
  NUMBER                                 DOCUMENT                                 ATTACHED HERETO
  ------                                 --------                                 ---------------


10.4                   Employee Stock Ownership Plan                                     *

11                     Statement re: computation of per share earnings                  None

12                     Statement re: computation or ratios                          Not required

13                     Annual Report to Security Holders                                 13

16                     Letter re: change in certifying accountant                       None

18                     Letter re: change in accounting principles                       None

21                     Subsidiaries of Registrant                                        21

22                     Published report regarding matters                               None
                        submitted to vote of security holders
                                                                                    Reference to

23                     Consent of experts and counsel                                   None

24                     Power of Attorney                                            Not Required

28                     Information from reports furnished to                            None
                        State insurance regulatory authorities

99                     Additional exhibits                                              None


-------------------

         *Filed on December 16, 1999, as exhibits to the Registrant's Form SB-2 registration statement (Registration No. 333-92929), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

         (b) REPORTS ON FORM 8-K - No Form 8-K was filed during the last quarter of the year covered by this Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                             FIRST FEDERAL OF OLATHE BANCORP, INC.


Date: March 29, 2001                                         By: /s/ Mitch Ashlock
                                                                 -----------------------------------------
                                                                    Mitch Ashlock, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Mitch Ashlock                                        By:/s/ Donald K. Ashlock
     --------------------------------------                      --------------------------------------
     Mitch Ashlock, Chief Executive                              Donald K. Ashlock, Chairman of the Board
     Officer and Director
     (Principal Executive, Financial and
     Accounting Officer)

Date: March 29, 2001                                         Date: March 29, 2001


By:  /s/ John M. Bowen                                        By:/s/ Carl R. Palmer
     --------------------------------------                      --------------------------------------
     John M. Bowen, Director                                      Carl R. Palmer, Director


Date: March 29, 2001                                         Date: March 29, 2001


By:  /s/ Marvin E. Wollen
     --------------------------------------
     Marvin E. Wollen, Director


Date: March 29, 2001

                                INDEX TO EXHIBITS

Exhibit 10.1                        Proposed Stock Option Plan
Exhibit 10.2                        Proposed Recognition and Retention Plan
Exhibit 13                          2000 Annual Report to Stockholders
Exhibit 21                          Subsidiaries of the Registrant