Form 10QSB
period 2001-03-31
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2001-05-14
CIK 1100553

                                      UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                       FORM 10-QSB



(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                           For the quarterly period ended   MARCH 31, 2001
                                                         -----------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                 For the transition period from                to
                                               ----------------   --------------

                 Commission file number        0-30680
                                       -----------------------------------------

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            KANSAS                                    48-1226075
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

                     100 EAST PARK STREET, OLATHE, KS 66061
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (913) 782-0026
                           ---------------------------
                           (Issuer's telephone number)



         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
      Yes [  ]     No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 556,328 COMMON STOCK, PAR VALUE $.01 PER SHARE, AS OF MAY 11, 2001

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [x]

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                                   FORM 10-QSB

                        THREE MONTHS ENDED MARCH 31, 2001


                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

                                                                                      PAGE
                                                                                      ----
         Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

                Consolidated Balance Sheets at
                March 31, 2001 (Unaudited) and December 31, 2000 ....................   3

                Consolidated Statements of Income (Unaudited) for the Three Months
                Ended March 31, 2001 and 2000 .......................................   4

                Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
                for the Three Months Ended March 31, 2001 ...........................   5

                Consolidated Statements of Cash Flows (Unaudited) for
                the Three Months Ended March 31, 2001 and 2000 ......................   6

                Notes to Consolidated Financial Statements (Unaudited) ..............   7

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS............................   8

                           PART II - OTHER INFORMATION

         Item 1.    LEGAL PROCEEDINGS................................................  13


         Item 2.    CHANGES IN SECURITIES............................................  13


         Item 3.    DEFAULTS UPON SENIOR SECURITIES..................................  13

         Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  13

         Item 5.    OTHER INFORMATION................................................  13

         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................  13

         Signatures .................................................................  14

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS


                                                                                          March 31,    December 31,
                                                                                             2001          2000
                                                                                      -------------   -------------
                                                                                        (Unaudited)
                                                              ASSETS
     Cash and cash equivalents:
        Cash and non-interest earning deposits                                        $    650,585    $    132,860
        Federal funds sold                                                               5,300,000
                                                                                      ------------    ------------
                 Total cash and cash equivalents                                         5,950,585         132,860
     Held-to-maturity securities, at cost                                               10,500,000      12,594,061
     Available-for-sale securities                                                         842,517         828,576
     Federal Home Loan Bank stock, at cost                                                 380,000         330,000
     Loans, net of deferred loan fees and allowance for loan losses                     36,463,916      36,059,760
     Accrued interest and dividend receivable                                              433,462         455,310
     Equipment, net of accumulated depreciation                                             12,355          13,813
     Foreclosed assets held for sale, net                                                  133,028
     Other assets                                                                           14,401           6,502
                                                                                      ------------    ------------

                 Total Assets                                                         $ 54,730,264    $ 50,420,882
                                                                                      ============    ============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits                                                                         $ 32,613,031    $ 28,504,396
     Dividends payable                                                                                     102,364
     Advances from borrowers for taxes and insurance                                       215,082           3,936
     Interest payable on deposits                                                          325,962          39,940
     Advances from the Federal Home Loan Bank                                            6,000,000       6,600,000
     Accrued expenses                                                                       71,411          78,646
     Deferred income taxes                                                                 239,943         234,924
     Income taxes payable                                                                  151,848          20,597
                                                                                      ------------    ------------
                 Total Liabilities                                                      39,617,277      35,584,803
                                                                                      ------------    ------------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 4,000,000 shares
        authorized, 556,328 shares issued and outstanding                                    5,563           5,563
     Additional paid-in capital                                                          5,041,442       5,041,442
     Unearned ESOP shares                                                                 (434,448)       (434,448)
     Retained earnings                                                                   9,968,057       9,700,070
     Accumulated other comprehensive income
        Unrealized appreciation on available-for-sale securities,
          net of income taxes of $299,000 in 2001
          and $294,000 in 2000                                                             532,373         523,452
                                                                                      ------------    ------------
                 Total Stockholders' Equity                                             15,112,987      14,836,079
                                                                                      ------------    ------------

                 Total Liabilities and Stockholders' Equity                           $ 54,730,264    $ 50,420,882
                                                                                      ============    ============

See accompanying notes to the unaudited
     consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                                                         Three Months Ended March 31
                                                                                             2001                  2000
                                                                                      ----------------      -----------
INTEREST AND DIVIDEND INCOME
     Loans receivable                                                                   $     801,113        $     683,533
     Investment securities                                                                    202,804              189,504
     Cash and cash equivalents                                                                 41,599               41,191
     Equity securities                                                                          2,630                5,365
                                                                                        -------------        -------------
                 Total interest and dividend income                                         1,048,146              919,593
                                                                                        -------------        -------------

INTEREST EXPENSE
     Deposits                                                                                 407,354              471,317
     Federal Home Loan Bank advances                                                          100,396               14,272
                                                                                        -------------        -------------
                 Total interest expense                                                       507,750              485,589
                                                                                        -------------        -------------

NET INTEREST AND DIVIDEND INCOME

NON-INTEREST INCOME
     Service charges and other fees                                                             4,332                1,958
                                                                                        -------------        -------------

NON-INTEREST EXPENSE
     Salaries and related payroll expenses                                                     30,459               27,253
     Federal insurance premiums                                                                 5,600                5,866
     Directors' fees                                                                           14,220                6,420
     Occupancy of premises                                                                     16,447               12,494
     Professional fees                                                                         42,892               33,570
     Other general and administrative expenses                                                  7,123                9,333
                                                                                        -------------        -------------
                 Total non-interest expense                                                   116,741               94,936
                                                                                        -------------        -------------

INCOME BEFORE INCOME TAXES

INCOME TAX PROVISION                                                                          160,000              121,000
                                                                                        -------------        -------------

NET INCOME                                                                              $     267,987        $     220,026
                                                                                        =============        =============

EARNINGS PER SHARE - BASIC AND DILUTED                                                     $    .52           $     N/A
                                                                                           ========           =========

See accompanying notes to the unaudited
     consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2001

                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                         COMPRE-                 ADDITIONAL    UNEARNED                   OTHER
                                          HENSIVE      COMMON     PAID-IN      ESOP      RETAINED      COMPREHENSIVE     TOTAL
                                          INCOME      STOCK       CAPITAL      SHARES    EARNINGS         INCOME         EQUITY
                                         ---------   ---------  ------------  --------  -----------  ----------------  ----------

BALANCE, DECEMBER 31, 2000                            $5,563     5,041,442   $(434,448) $ 9,700,070   $   523,452      $14,836,079


    Net income                          $ 267,987                                           267,987                        267,987

    Other comprehensive income:
      Change in unrealized
       appreciation
       on available-for-sale securities,
       net of income taxes of $5,000        8,921                                                           8,921            8,921
                                         ---------   ---------  ------------  --------  -----------  ----------------  -----------
                                        $ 276,908
BALANCE, MARCH 31, 2001                 ==========   $  5,563   $  5,041,442  $(434,448) $9,968,057  $    532,373      $15,112,987
                                                     ========   ============  ========== ==========  ================  ===========


See accompanying notes to the unaudited
     consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                                                             2001                  2000
                                                                                      ----------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $     267,987        $     220,026
     Items not requiring (providing) cash:
        Depreciation and amortization                                                           1,458                1,458
        Accretion of discounts on securities                                                   (5,939)
        Deferred income taxes                                                                                       10,624
     Changes in:
        Accrued interest receivable                                                            21,848               17,177
        Other assets                                                                           (7,899)            (160,352)
        Accrued interest payable                                                              286,022              336,935
        Accrued expenses                                                                       (7,235)             (16,299)
        Income taxes payable                                                                  131,251              110,376
                                                                                        -------------        -------------
                 Net cash provided by operating activities

CASH FLOWS FROM INVESTING ACTIVITIES
     Net originations of loans                                                               (537,184)            (737,014)
     Purchase of FHLB stock                                                                   (50,000)
     Proceeds from maturities of held-to-maturity securities                                2,100,000
                                                                                        -------------        -------------
                 Net cash provided by (used in) investing activities                        1,512,816             (737,014)
                                                                                        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                               4,108,635            4,113,333
     Repayment of FHLB advances                                                              (600,000)
     Dividends paid                                                                          (102,364)
     Net increase in advances from borrowers for taxes and insurance                          211,145              170,916
                                                                                        -------------        -------------
                 Net cash provided by financing activities                                  3,617,416            4,284,249
                                                                                        -------------        -------------
INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                132,860            2,605,360
                                                                                        -------------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   5,950,585        $   6,672,540
                                                                                        =============        =============

See accompanying notes to the unaudited
     consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position as of March 31, 2001 and the consolidated results of its operations, changes in stockholders' equity, and cash flow for the period ended March 31, 2001 and are of a normal, recurring nature. Also, in the opinion of management, the March 31, 2000 statement of income and cash flow contain all adjustments necessary to present fairly the results of its operations for the three months then ended and are of a normal, recurring nature.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 10-KSB annual report for 2000 filed with the SEC. The consolidated statement of financial condition of the Company as of December 31, 2000 has been derived from the audited consolidated statement of financial condition of the Company as of that date.

     The results of operations and other data for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.


NOTE 2:  COMMITMENTS AND CONTINGENCIES

     At March 31, 2001, the Association had outstanding commitments to originate loans amounting to approximately $642,000.


NOTE 3:  EARNINGS PER SHARE

     For 2001, earnings per share is based upon the total number of shares outstanding, less unreleased ESOP shares, and is presented as if those shares had been outstanding for the entire year.

     The computation of per share earnings for the three months ended March 31, 2001 is as follows:

               Net income                                       $  267,987
               Average common shares outstanding                   512,833
                                                                ----------

               Basic and diluted earnings per share             $      .52
                                                                ==========

     At March 31, 2000, the Association was a mutual savings institution and, thus, net earnings per share is not reported on the results of operations for the period then ended.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following discussion compares the consolidated financial condition of First Federal of Olathe Bancorp, Inc. and Subsidiary (the "Company") at March 31, 2001 to December 31, 2000 and the results of operations for the three months ended March 31, 2001 with the corresponding period in 2000. Currently, the business and management of First Federal of Olathe Bancorp, Inc. is primarily the business and management of First Federal Savings and Loan Association of Olathe (the "Association"). This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

     First Federal of Olathe Bancorp, Inc. is a Kansas corporation organized in December 1999, by the Association for the purpose of becoming a holding company of the Association. On April 11, 2000, the Company acquired all of the capital stock of the Association in exchange for 50% of the net conversion proceeds and issued shares of its common stock to persons who submitted orders in the subscription and community offerings. Immediately following the Conversion, the only significant assets of the Company were the capital stock of the Association, the Company's loan to the ESOP, and the remainder of the net Conversion proceeds retained by the Company. The business and management of the Company primarily consist of the business and management of the Association. The Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

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

FINANCIAL CONDITION

     Total assets increased by $4.3 million, or 8.5%, to $54.7 million at March 31, 2001 from $50.4 million at December 31, 2000. This increase was primarily the result of an increase of $5.3 million in federal funds sold, an increase of $.4 million in mortgage loans and an increase of $.5 million in cash and non-interest earning deposits, offset by a decrease of $2.1 million in investments held to maturity.

     Mortgage loans increased $.4 million, or 1.1%, to $36.5 million at March 31, 2001 from $36.1 million at December 31, 2000. The increase reflects the Association's controlled growth strategy, including capitalizing on the strong housing market in the Association's market area during the quarter ended March 31, 2001.

     Securities held to maturity decreased $2.1 million, or 16.7%, to $10.5 million at March 31, 2001 from $12.6 million at December 31, 2000, reflecting the maturity of federal agency debt securities. Federal funds sold increased $5.3 million or 100% from December 31, 2000 as the Company invested proceeds from security maturities and increased overall deposits in these short-term overnight investments.

     Deposits increased $4.1 million, or 14.4%, to $32.6 million at March 31, 2001 from $28.5 million at December 31, 2000, most of which occurred in March 2001 and was comprised of customer deposits in 30 month saving certificates. The increase in deposits is due principally to the Association's decision during the first quarter of 2001 to accept brokered certificates of deposit from out of state sources.

     Advances from the Federal Home Loan Bank decreased $.6 million, or 9.1%, to $6.0 million at March 31, 2001 from $6.6 million at December 31, 2000. The decrease is net of a $1.6 million increase in January of 2001, of which a $.6 million line of credit advance was paid-off and a one year advance note was allowed to expire as the Company has realized an increase in deposits during the first quarter of 2001.

     Total stockholders' equity increased $.3 million, or 1.87%, to $15.1 million at March 31, 2001 from $14.8 million at December 31, 2000 which represents net income of the Company during that period.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     NET INCOME. Net income for the quarter ended March 31, 2001 was $267,987, as compared to net income of $220,026 for the quarter ended March 31, 2000. This represents a $47,961, or 21.8% increase. The increase was due primarily to the increased net interest income, which was partially offset by higher non-interest expense. Earnings per share (EPS) amounted to $.52 for the quarter ended March 31, 2001. EPS data was not calculated for the quarter ended March 31, 2000 as the Conversion had not yet occurred. The Company's annualized return on average assets for the quarters ended March 31, 2001 and 2000 were 2.0% and 1.9%, respectively. The return on average stockholders' equity amounted to 7.1% and 9.5% for the quarters ended March 31, 2001 and 2000, respectively.

     NET INTEREST INCOME. For the quarter ended March 31, 2001, net interest income increased by $106,392, or 24.5%, to $540,396 from $434,004. The increase reflects an increase of $128,553, or 14%, in interest income to $1,048,146 for the quarter ended March 31, 2001 from $919,593 for the quarter ended March 31, 2000, and an increase of $22,161, or 4.6% in interest expense, to $507,750 for the quarter ended March 31, 2001 from $485,589 for the quarter ended March 31, 2000. The net interest margin increased to 4.0% during the 2001 first quarter, from 3.7% for the first quarter of 2000.

     Interest income increased principally as a result of the increase in interest earning assets. The annualized yield on average interest-earning assets remained constant at 7.8% for the first quarters of 2001 and 2000, while average earning assets increased to $54 million for the quarter ended March 31, 2001 as compared to $47 million for the same period in the prior year. The increase in average interest-earning assets was fueled principally by an increase in loans receivable due to favorable economic conditions and the robust single-family housing market in Johnson County, Kansas. In addition, the average yield on notes receivable increased to 8.8% for the three months ended March 31, 2001 from 8.5% for the first quarter of 2000, as a result of higher mortgage rates during the last three quarters of 2000.

         The interest expense increase is attributed principally to an increase in advances from the FHLB. The interest expense on Federal Home Loan Bank Advances increased $86,124 to $100,396 for the first quarter of 2001 from $14,272 for the same period in 2000, which reflected the increase in the average outstanding balances of advances from the Federal Home Loan Bank. This increase was offset, however, by the decrease in deposit interest expense.

     Interest expense on deposits decreased $63,963 to $407,354 for the first quarter of 2001 from $471,317 for the same period in 2000, which reflected the decrease in the average outstanding deposit balances for the two periods. During 2000, the Association had an outflow of brokered deposits, which matured during that period and were not renewed. The Association received attractive rates on the FHLB advances and utilized these advances in late 2000 and early 2001 to fund loans.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 for the quarters ended March 31, 2001 and 2000. Although no additions were made to the provision for loan losses during 2000, management continues to closely assess the loan portfolio for inherent losses and reports all loans greater than 30 days past due to the Board of Directors. In addition, detail review and discussion occurs with management and the Board for those loans that approach the 60 and 90 days past due levels. Management deemed no additional provision was necessary for the quarters ended March 31, 2001 and 2000.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     At March 31, 2001 and 2000, the allowance for loan losses represents .5% of net loans for each period. The allowance for loan losses at March 31, 2001 represents 79.3% of non-performing loans. There were no non-performing loans at March 31, 2000. Loans in the over 90-day category amounted to $191,000 and $336,000, or .3% and .7% of total assets as of March 31, 2001 and 2000.

     NON-INTEREST INCOME. Non-interest income increased $2,374 to $4,332 for the quarter ended March 31, 2001 from $1,958 for the quarter ended March 31, 2000. The increase is primarily attributable to an increase in other service charge income.

     NON-INTEREST EXPENSE. Non-interest expense increased $21,805 to $116,741 for the quarter ended March 31, 2001 from $94,936 for the quarter ended March 31, 2000. This increase is due principally to an increase of 121.5% or $7,800 in Directors' fees from $6,420 to $14,220 and an increase in professional fees of 28.7%, or $9,322 from $33,570 to $42,892 for the quarters ended March 31, 2000 and 2001, respectively.

     INCOME TAXES. Income taxes increased by $39,000 to $160,000 for the three months ended March 31, 2001 from $121,000 for the three months ended March 31, 2000. The effective tax rates were 37.4% and 35.4% for the three months ended March 31, 2001 and 2000, respectively.

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

     The Association's most liquid assets are cash and cash equivalents, which include overnight deposits at First National Bank of Olathe and the FHLB of Topeka. The levels of these assets are dependent on the Association's operating, financing, lending, and investment activities during any given period. At March 31, 2001 and at December 31, 2000, cash and cash equivalents were $6.0 million and $133,000, respectively. The increase in cash and cash equivalents at March 31, 2001, compared to December 31, 2000, resulted primarily from the maturity of held to maturity securities and the increase in deposits.

     Liquidity management for the Association is both an ongoing and long-term function of the Association's asset/liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB of Topeka and the First National Bank of Olathe. Should the Association require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Association would pledge its mortgage loans, FHLB stock or certain other assets as collateral for such advances. At March 31, 2001, the Association had a balance of $6.0 million in FHLB advances. In addition to the $5.3 million in deposits available at the FHLB, the Association had unused advance commitments with the FHLB of $1.6 million at March 31, 2001.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At March 31, 2001, the Association exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 22.12%, 22.12% and 52.82% respectively.

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

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB

                        THREE MONTHS ENDED MARCH 31, 2001


                           PART II - OTHER INFORMATION
                           ---------------------------


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

         None

     b.  Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST FEDERAL OF OLATHE BANCORP, INC.


     Date:  May 11, 2001           By      /s/Mitch Ashlock
                                        --------------------
                                        Mitch Ashlock, President and
                                          Chief Executive Officer
                                        (Duly authorized officer and principal
                                        executive and financial officer)