Form 10-Q
period 2001-06-30
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2001-08-14
CIK 1100553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended     June 30, 2001
                                                  ------------------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                    For the transition period from              to
                                                   -------------  --------------

                    Commission file number             0-30680
                                          --------------------------------------


                      First Federal of Olathe Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Kansas                                      48-1226075
--------------------------------             -----------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                     100 East Park Street, Olathe, KS 66061
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

      (     913     )        782        -          0026
       -------------   ---------------     -------------------------------------
                           (Issuer's telephone number)
--------------------------------------------------------------------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
      541,061 common stock, par value $.01 per share, as of June 25, 2001
-------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No [ X ]

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                                   FORM 10-QSB

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001


                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:


                                                                                                        PAGE
      Item 1.    CONSOLIDATED FINANCIAL STATEMENTS                                                      ----

         Consolidated Balance Sheets at
         June 30, 2001 (Unaudited) and December 31, 2000............................................       3

         Consolidated Statements of Income (Unaudited) for the Three Months
         and Six Months Ended June 30, 2001 and 2000................................................       4

         Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
         for the Six Months Ended June 30, 2001.....................................................       5

         Consolidated Statements of Cash Flows (Unaudited) for
         the Six Months Ended June 30, 2001 and 2000................................................       6

               Notes to Consolidated Financial Statements (Unaudited)...............................       7

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS.........................................      10


                           PART II - OTHER INFORMATION

         Item 1.    Legal Proceedings...............................................................      17
                    -----------------

         Item 2.    Changes in Securities...........................................................      17
                    ---------------------

         Item 3.    Defaults Upon Senior Securities.................................................      17
                    -------------------------------

         Item 4.    Submission of Matters to a Vote of Security Holders.............................      17
                    ---------------------------------------------------

         Item 5.    Other Information...............................................................      17
                    -----------------

         Item 6.    Exhibits and Reports On Form 8-K................................................      17
                    --------------------------------

         Signatures ................................................................................      19


                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,          December 31,
                                                                                             2001                  2000
                                                                                       ----------------        -----------
                                                                                        (Unaudited)
                                                              ASSETS
     Cash and cash equivalents:
        Cash and non-interest earning deposits                                        $       104,265       $      132,860
        Federal funds sold                                                                  3,000,000
                                                                                      ---------------       --------------
                 Total cash and cash equivalents                                            3,104,265              132,860
     Held-to-maturity securities, at cost                                                  11,250,000           12,594,061
     Available-for-sale securities                                                            903,521              828,576
     Federal Home Loan Bank stock, at cost                                                    380,000              330,000
     Loans, net of deferred loan fees and allowance for loan losses                        38,706,792           36,059,760
     Accrued interest and dividends                                                           500,227              455,310
     Equipment, net of accumulated depreciation                                                10,897               13,813
     Refundable income taxes                                                                   55,172
     Other assets                                                                               1,634                6,502
                                                                                      ---------------       --------------

                 Total Assets                                                         $    54,912,508       $   50,420,882
                                                                                      ===============       ==============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits                                                                         $    34,789,846       $   28,504,396
     Dividends payable                                                                         99,311              102,364
     Advances from borrowers for taxes and insurance                                          219,457                3,936
     Interest payable on deposits                                                              43,522               39,940
     Advances from the Federal Home Loan Bank                                               5,000,000            6,600,000
     Accrued expenses                                                                         102,186               78,646
     Deferred income taxes                                                                    228,022              234,924
     Income taxes payable                                                                                           20,597
                                                                                      ---------------       --------------
                 Total Liabilities

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 4,000,000 shares
        authorized, 581,358 and 556,328 shares issued,
        541,061 and 556,328 outstanding in 2001 and 2000, respectively                          5,813                5,563
     Additional paid-in capital                                                             5,566,059            5,041,442
     Unearned ESOP shares                                                                    (418,047)            (434,448)
     Retained earnings                                                                     10,049,531            9,700,070
     Deferred compensation                                                                   (400,651)
     Accumulated other comprehensive income
        Unrealized appreciation on available-for-sale securities,
          net of income taxes of $321,000 in 2001
          and $294,000 in 2000                                                                571,427              523,452
                                                                                      ---------------       --------------
                                                                                           15,374,132           14,836,079
     Treasury stock, at cost, 40,297 shares                                                  (943,968)
                                                                                      ---------------       --------------
                 Total Stockholders' Equity                                                14,430,164           14,836,079
                                                                                      ---------------       --------------

                 Total Liabilities and Stockholders' Equity                           $    54,912,508       $   50,420,882
                                                                                      ===============       ==============

See accompanying notes to the unaudited
     consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                            2001                 2000               2001                2000
                                                     ----------------     ---------------    ---------------     -----------
INTEREST AND DIVIDEND INCOME
     Loans                                             $     830,616       $     714,697       $   1,631,729      $   1,398,230
     Investment securities                                   194,845             198,537             397,649            388,041
     Cash and cash equivalents                                50,742              73,418              92,341            114,609
     Equity securities                                        11,072               6,118              13,702             11,483
                                                       -------------       -------------       -------------      -------------
           Total interest and dividend income              1,087,275             992,770           2,135,421          1,912,363
                                                       -------------       -------------       -------------      -------------
INTEREST EXPENSE
     Deposits                                                448,658             470,475             856,012            941,792
     Federal Home Loan Bank advances                          89,802              15,843             190,198             30,115
                                                       -------------       -------------       -------------      -------------
           Total interest expense                            538,460             486,318           1,046,210          1,912,363
                                                       -------------       -------------       -------------      -------------
NET INTEREST AND
   DIVIDEND INCOME                                           548,815             506,452           1,089,211            940,456
                                                       -------------       -------------       -------------      -------------
NON-INTEREST INCOME
     Service charges and other fees                           20,180               2,581              24,512              4,539
                                                       -------------       -------------       -------------      -------------

NON-INTEREST EXPENSE
     Salaries and related payroll expenses                    32,695              26,982              63,154             54,235
     Compensation cost                                       140,077                                 140,077
     Federal insurance premiums                                5,500               5,845              11,100             11,711
     Directors' fees                                          14,220              12,720              28,440             19,140
     Occupancy of premises                                    10,932               7,668              27,379             20,162
     Professional fees                                        73,299              27,419             116,191             60,989
     Other general and administrative expenses                23,447              11,681              30,570             21,011
                                                       -------------       -------------       -------------      -------------
           Total non-interest expense                        300,170              92,315             416,911            187,248
                                                       -------------       -------------       -------------      -------------

INCOME BEFORE INCOME TAXES                                   268,825             416,718             696,812            757,747

INCOME TAX PROVISION                                          87,500             153,000             247,500            274,000
                                                       -------------       -------------       -------------      -------------

NET INCOME                                             $     181,325       $     263,718       $     449,312      $     483,747
                                                       =============       =============       =============      =============

EARNINGS PER SHARE - BASIC                                $    .35          $        .47          $    .87         $     N/A
                                                          ========          ============          ========         =========

EARNINGS PER SHARE - DILUTED                              $    .35          $        .47          $    .87         $     N/A
                                                          ========          ============          ========         =========

See accompanying notes to the unaudited
     consolidated financial statements

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2001

                                   (UNAUDITED)

                                                                                                                       Accumulated
                                            Compre-                 Additional    Unearned                                 Other
                                            hensive      Common      Paid-In       ESOP      Retained     Deferred     Comprehensive
                                            Income       Stock       Capital      Shares     Earnings   Compensation       Income
                                            ------       -----       -------      ------     --------   ------------       ------

BALANCE, DECEMBER 31, 2000                              $5,563     $5,041,442   $(434,448)  $9,700,070                   $ 523,452

    Net income                             $ 449,312                                           449,312

    Other comprehensive income:
      Change in unrealized appreciation
       on available-for-sale securities,      47,975                                                                        47,975
        net of income taxes of $27,000

    Issuance of 25,030 shares under
      recognition plan                                     250        512,865                             $(513,115)

    Compensation cost on awards
      issued under recognition plan                                                                         112,464

    Purchase of 40,297 shares of
      common stock for the treasury

    ESOP shares released                                               11,752      16,401         (540)

    Dividends on common stock
       ($.20 per share)                                                                        (99,311)
                                          ----------   -------     ----------   ----------  -----------   ----------      ---------

                                          $ 497,287

      BALANCE, JUNE 30, 2001                           $ 5,813     $5,566,059   $(418,047)  $10,049,531   $(400,651)      $ 571,427
                                                       =======     ==========   ==========  ===========   ==========      =========

                                                 Treasury    Total
                                                   Stock     Equity
                                                   -----     ------

                                                            $14,836,079

BALANCE, DECEMBER 31, 2000                                      449,312

    Net income

    Other comprehensive income:                                  47,975
      Change in unrealized appreciation
       on available-for-sale securities,
        net of income taxes of $27,000

    Issuance of 25,030 shares under
      recognition plan
                                                                112,464
    Compensation cost on awards
      issued under recognition plan
                                                 $(943,968)    (943,968)
    Purchase of 40,297 shares of
      common stock for the treasury                              27,613

    ESOP shares released
                                                                (99,311)
    Dividends on common stock                   -----------  -----------
       ($.20 per share)


                                                $ (943,968)  $14,430,164
      BALANCE, JUNE 30, 2001                    ===========  ===========


See accompanying notes to the unaudited
     consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                                             2001                2000
                                                                                      -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $     449,312        $     483,747
     Items not requiring (providing) cash:
        Depreciation and amortization                                                           2,916                2,915
        Accretion of discounts on securities                                                   (5,939)
        Gain on disposal of other real estate                                                 (14,253)
        Deferred income taxes                                                                 (33,871)              22,889
        Compensation cost on allocated ESOP shares                                             27,613
        Compensation cost on 2001 Recognition and Retention Plan                              112,464
     Changes in:
        Accrued interest and dividends                                                        (44,917)             (31,762)
        Other assets                                                                            4,868              121,468
        Interest payable on deposits                                                            3,582               (5,408)
        Accrued expenses                                                                       23,540               21,560
        Income taxes                                                                          (75,769)              85,000
                                                                                        --------------       -------------
                 Net cash provided by operating activities                                    449,546              700,409
                                                                                        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net originations of loans                                                             (2,780,060)          (2,605,446)
     Proceeds from sale of other real estate owned                                            147,281
     Purchase of FHLB stock                                                                   (50,000)             (11,400)
     Purchase of held-to-maturity securities                                                 (750,000)
     Proceeds from maturities of held-to-maturity securities                                2,100,000
     Purchase of held-to-maturity securities                                                                    (2,579,710)
                                                                                        -------------        -------------
                 Net cash used in investing activities                                     (1,332,779)          (5,196,556)
                                                                                        -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                    6,285,450           (2,993,739)
     FHLB advances (repayments)                                                            (1,600,000)           1,000,000
     Proceeds from stock issuance                                                                                5,041,832
     Dividends paid                                                                          (102,364)
     Acquisition of ESOP shares                                                                                   (445,060)
     Net increase in advances from borrowers for taxes and insurance                          215,520              223,269
     Purchase of treasury stock                                                              (943,968)
                                                                                        --------------       -------------
                 Net cash provided by financing activities                                  3,854,638            2,826,302
                                                                                        -------------        -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            2,971,405           (1,669,845)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                132,860            2,605,360
                                                                                        -------------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   3,104,265        $     935,515
                                                                                        =============        =============

See accompanying notes to the unaudited
     consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations, changes in stockholders' equity, and cash flows for the periods presented.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2000 filed with the SEC. The consolidated statement of financial condition of the Company as of December 31, 2000 has been derived from the audited consolidated statement of financial condition of the Company as of that date.

     The results of operations and other data for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.


NOTE 2:  COMMITMENTS TO ORIGINATE LOANS

     At June 30, 2001, the Association had outstanding commitments to originate loans amounting to approximately $1,005,700.


NOTE 3:  RECOGNITION AND RETENTION PLAN

     On April 25, 2001, the stockholders of the Company approved the Recognition and Retention Plan (the "Recognition Plan") for directors, officers and employees. Under the Recognition Plan, the Company may award up to 27,816 shares of common stock. During the quarter ended June 30, 2001, the Company granted 25,030 shares. The value of the shares awarded under the plan is determined based on the market price of the Company's stock on the date of grant. The shares vest and are earned by the recipient at a rate of 20% of the initially awarded amount per year, with the first installment being earned on the date of grant and succeeding installments earned on the following anniversaries of the date of grant.

     As shares were issued on grant date and then vest to holders over five years, the Company recorded deferred compensation in the amount of $513,115. The charge to compensation cost for the portion of shares vested during the quarter ended June 30, 2001, was $112,464.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 4:  STOCK OPTION PLAN

     On April 25, 2001, the stockholders of the Company approved the 2001 Stock Option Plan (the "Option Plan") for directors, officers and employees. Under the Option Plan, the Company may grant options for up to 55,632 shares of common stock. During the quarter ended June 30, 2001, the Company granted 50,066 options. The exercise price of each option is equal to the market price of the Company's stock on the date of grant ($20.50). The options vest at a rate of 20% per year, with the first installment being earned on the date of grant and succeeding installments earned on the following anniversaries of the date of grant. The maximum term of the options is 10 years.

     The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the key assumptions being risk-free rate of 6.0%, no expected dividends, and expected volatility of 30%.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans, and, no compensation cost has been recognized for the plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by $75,167 for the quarter and six months ended June 30, 2001. Basic and diluted earnings per share would have been $.21 and $.20 for the quarter ended June 30, 2001 and $.72 (basic and diluted) for the six months ended June 30, 2001.


NOTE 5:  EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 5:  EARNINGS PER SHARE (CONTINUED)

     The computation of per share earnings for the three and six months ended June 30, 2001 is as follows:

                                                                                Three-Months          Six-Months
                                                                                ------------         ------------
       Net income                                                               $    181,325         $    449,312
                                                                                ============         ============

       Average common shares outstanding                                             517,508              517,508

       Average common share stock options outstanding                                  1,444                1,444
                                                                                ------------         ------------

       Average diluted common shares                                                 518,952              518,952
                                                                                ============         ============

       Basic earnings per share                                                    $ .35                $ .87
                                                                                   =====                =====

       Diluted earnings per share                                                  $ .35                $ .87
                                                                                   =====                =====


NOTE 6:  ADDITIONAL CASH FLOWS INFORMATION

                                                                                     2001                2000
                                                                                ------------         -------------
       NON-CASH INVESTING AND FINANCING ACTIVITIES
            Dividends declared and unpaid                                       $     99,311
            Conversion of loan to other real estate owned                            133,028

       ADDITIONAL CASH PAYMENT INFORMATION
            Interest paid                                                          1,042,628         $    977,315
            Income taxes paid                                                        328,122              166,111

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following discussion compares the consolidated financial condition of First Federal of Olathe Bancorp, Inc. and Subsidiary (the "Company") at June 30, 2001 to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 with the corresponding periods in 2000. Currently, the business and management of First Federal of Olathe Bancorp, Inc. is primarily the business and management of First Federal Savings and Loan Association of Olathe (the "Association"). This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

FINANCIAL CONDITION

     Total assets increased by $4.5 million, or 8.9%, to $54.9 million at June 30, 2001 from $50.4 million at December 31, 2000. This increase consisted of an increase of $3.0 million in federal funds sold, and an increase of $2.6 million in mortgage loans, offset by net maturities of $1.3 million in investments held to maturity. These changes were fueled by the overall growth in the Association during the quarter.

     Mortgage loans increased $2.6 million, or 7.2%, to $38.7 million at June 30, 2001 from $36.1 million at December 31, 2000. The increase reflects the Association's controlled growth strategy, including capitalizing on the strong housing market in the Association's market area during the six months ended June 30, 2001.

     Securities held to maturity decreased $1.3 million, or 10.3%, to $11.3 million at June 30, 2001 from $12.6 million at December 31, 2000, reflecting the maturity of federal agency debt securities. Federal funds sold increased $3.0 million from December 31, 2000 as the Company invested proceeds from security maturities and increased overall deposits in these short-term overnight investments.

     Deposits increased $6.3 million, or 22.1%, to $34.8 million at June 30, 2001 from $28.5 million at December 31, 2000. The change is primarily comprised of customer deposits in 30 month saving certificates, which increased during 2001 as the Company maintained higher competitive rates. The increase in deposits is also due to the Association's decision, during the first quarter of 2001, to accept brokered certificates of deposit from out of state sources.

     Advances from the Federal Home Loan Bank decreased $1.6 million, or 24.2%, to $5.0 million at June 30 2001 from $6.6 million at December 31, 2000. The decrease is due to $1.6 million in line of credit advances being paid-off as the Company has realized an increase in deposits during 2001.

     Total stockholders' equity decreased $.4 million, or 2.7%, to $14.4 million at June 30, 2001 from $14.8 million at December 31, 2000. The change is comprised of net income to date, offset by dividends charged to retained earnings of $99,581 and the acquisition of 40,297 shares of the Company's common stock at a cost of $943,968. In addition, additional paid-in capital increased $524,617, which is comprised principally of $512,865 of Deferred Compensation recognized on the 2001 Recognition and Retention Plan. Lastly, Deferred Compensation was recorded as a result of shares awarded under the Recognition and Retention Plan, which do not vest until future years.

                     FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     NET INCOME. Net income for the quarter ended June 30, 2001 was $181,325 compared to net income of $263,718 for the quarter ended June 30, 2000. This represents an $82,393, or 31.2%, decrease. The decrease was due principally to the recognition of compensation cost related to the Recognition and Retention Plan that was approved by the Company's stockholders on April 25, 2001. Total compensation cost recognized under this Plan amounted to $112,464 for the quarter ended June 30, 2001. Compensation cost recognized under the Employee Stock Option Plan amounted to $27,613 for the quarter ended June 30, 2001.

     Earnings per share (EPS) decreased 25.5% to $.35 in the three-month period ended June 30, 2001 from $.47 in the same period of 2000. The Company's annualized return on average assets for the quarters ended June 30, 2001 and 2000 were 1.3% and 2.1%, respectively. The return on average stockholders' equity amounted to 4.8% and 9.6% for the quarters ended June 30, 2001 and 2000, respectively.

     NET INTEREST INCOME. For the quarter ended June 30, 2001, net interest income increased by $42,363, or 8.4%, to $548,815 from $506,452. The increase reflects an increase of $94,505 or 9.5%, in interest income to $1,087,275 for the quarter ended June 30, 2001 from $992,770 for the quarter ended June 30, 2000, and an increase of $52,142, or 10.7%, in interest expense, to $538,460 for the quarter ended June 30, 2001 from $486,318 for the quarter ended June 30, 2000. The net interest margin remained constant at 4.0% for the second quarter of 2001, as compared to the second quarter of 2000.

     Interest income increased principally as a result of the increase in interest earning assets. The annualized yield on average interest-earning assets remained constant at 8.0% for the second quarters of 2001 and 2000, while average earning assets increased to $55 million for the quarter ended June 30, 2001 as compared to $50 million for the same period in the prior year. The increase in average interest-earning assets was attributable principally to an increase in loans receivable due to favorable economic conditions and the strong single-family housing market in Johnson County, Kansas. The average yield on loans receivable remained steady at 8.7% for the three months ended June 30, 2001 and 2000.

     The interest expense increase is attributed principally to an increase in advances from the FHLB. The interest expense on Federal Home Loan Bank Advances increased $73,959 to $89,802 for the second quarter of 2001 from $15,843 for the same period in 2000, which reflected the increase in the average outstanding balances of advances from the Federal Home Loan Bank. This increase was offset, however, by the decrease in deposit interest expense.

     Interest expense on deposits decreased $21,817 to $448,658 for the first quarter of 2001 from $470,475 for the same period in 2000, which reflected the decrease in the average outstanding deposit balances for the two periods. During 2000, the Association had an outflow of brokered deposits that matured during that period and were not renewed. The Association received attractive rates on the FHLB advances and utilized these advances in late 2000 and early 2001 to fund loans, which were subsequently paid down as deposits began to increase late in the quarter ended June 30, 2001.

                     FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 at June 30, 2001 and 2000. Although no additions were made to the provision for loan losses during 2001, management continues to closely assess the loan portfolio for inherent losses and reports all loans greater than 30 days past due to the Board of Directors. In addition, detail review and discussion occurs with management and the Board for those loans that approach the 60 and 90 days past due levels. Management deemed no additional provision was necessary for the quarters ended June 30, 2001 and 2000.

     At June 30, 2001 and 2000, the allowance for loan losses represents .5% of net loans for each period. The allowance for loan losses at June 30, 2001 represents 91.5% of non-performing loans. There were no non-performing loans at June 30, 2000. Loans in the over 90-day category amounted to $241,000 and $250,000, or .4% and .5% of total assets as of June 30, 2001 and 2000.

     NON-INTEREST INCOME. Non-interest income increased $17,599 to $20,180 for the quarter ended June 30, 2001 from $2,581 for the quarter ended June 30, 2000. The increase is primarily attributable to the gain on the sale of an asset in other real estate owned of $14,253.

     NON-INTEREST EXPENSE. Non-interest expense increased $207,855 to $300,170 for the quarter ended June 30, 2001 from $92,315 for the quarter ended June 30, 2000. This increase was principally due to two factors affecting the second quarter of 2001. The first relates to the increase in professional fees of 167.3%, or $45,880, from $27,419 to $73,299 for the quarters ended June 30, 2001 and 2000. This increase was due to increased services provided in preparing for and holding the annual shareholder meeting as well as preparing and accounting for the 2001 Stock Option and Recognition and Retention plans set up during the quarter ended June 30, 2001. In addition, the Recognition and Retention Plan vested 20% of shares awarded on April 25, 2001. Thus, compensation cost of $112,464 was recognized during the quarter ended June 30, 2001 for the 20% immediate vesting under the plan.

     INCOME TAXES. Income taxes decreased by $65,500 to $87,500 for the three months ended June 30, 2001 from $153,000 for the three months ended June 30, 2000. The effective tax rates were 32.5% and 36.7% for the three months ended June 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     NET INCOME. Net income for the six months ended June 30, 2001 was $449,312, as compared to net income of $483,747 for the six months ended June 30, 2000. This represents a $34,435, or 7.1% decrease. The decrease was due principally to the recognition of compensation cost related to the Recognition and Retention Plan, that was approved by the Company's stockholders on April 25, 2001. Total compensation cost recognized under this Plan amounted to $112,464 for the six months ended June 30, 2001. Compensation cost recognized under the Employee Stock Option Plan amounted to $27,613 for the six months ended June 30, 2001.

     Basic earnings per share (EPS) amounted to $.87 for the six months ended June 30, 2001. EPS data was not calculated for the quarter ended June 30, 2000 as the conversion did not occur until April 2000. The Company's annualized return on average assets for the six months ended June 30, 2001 and 2000 was 1.7% and 2.0%, respectively. The return on average stockholders' equity amounted to 6.0% and 9.5% for the six months ended June 30, 2001 and 2000, respectively.

                     FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     NET INTEREST INCOME. For the six months ended June 30, 2001, net interest income increased by $148,755, or 15.8%, to $1,089,211 from $940,456. The increase reflects an increase of $223,058, or 11.7%, in interest income to $2,135,421 for the six months ended June 30, 2001 from $1,912,363 for the six months ended June 30, 2000, and an increase of $74,303, or 7.7% in interest expense, to $1,046,210 for the six months ended June 30, 2001 from $971,907 for the six months ended June 30, 2000. The net interest margin increased to 4.0% during the first half of 2001, from 3.9% for the first half of 2000.

     Interest income increased principally as a result of the increase in interest-earning assets. The annualized yield on average interest-earning assets remained constant at 7.9% for the first half of 2001 and 2000, while average earning assets increased to $54 million for the six months ended June 30, 2001 as compared to $48 million for the same period in the prior year. The increase in average interest-earning assets was attributable principally to an increase in loans receivable due to favorable economic conditions and the strong single-family housing market in Johnson County, Kansas. In addition, the average yield on loans receivable increased to 8.7% for the six months ended June 30, 2001 from 8.6% for the first half of 2000, as a result of higher rates on mortgage loans originated during the last three quarters of 2000.

     The interest expense increase is attributed principally to an increase in advances from the FHLB. The interest expense on Federal Home Loan Bank Advances increased $160,183 to $190,198 for the first half of 2001 from $30,015 for the same period in 2000, which reflected the increase in the average outstanding balances of advances from the Federal Home Loan Bank. This increase was offset, however, by the decrease in deposit interest expense.

     Interest expense on deposits decreased $85,780 to $856,012 for the first half of 2001 from $941,792 for the same period in 2000, which reflected the decrease in the average outstanding deposit balances for the two periods, as well as a slight decrease in rates on CD's during the first six months of 2001. During 2000, the Association had an outflow of brokered deposits, which matured during that period and were not renewed. The Association received attractive rates on the FHLB advances and utilized these advances in late 2000 and early 2001 to fund loans. During the second quarter of 2001, the Company again accepted brokered out-of-state deposits, which helped to increase deposits later in the second quarter of 2001.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 at June 30, 2001 and 2000. Management deemed no additional provision was necessary for the six months ended June 30, 2001 and 2000.

     NON-INTEREST INCOME. Non-interest income increased $19,973 to $24,512 for the six months ended June 30, 2001 from $4,539 for the six months ended June 30, 2000. The increase is principally attributable to the gain of $14,253 on the disposal of other real estate owned during the six months ended June 30, 2001.

     Non-interest expense increased $229,663 to $416,911 for the six months ended June 30, 2001 from $187,248 for the six months ended June 30, 2000. This increase was principally due to two factors affecting the second quarter of 2001. The first relates to the increase in professional fees of 90.5%, or $55,202, from $60,989 to $116,191 for the quarters ended June 30, 2000 and 2001.
This increase was due to increased services provided in preparing for and holding the annual shareholder meeting as well as preparing and accounting for the 2001 Stock Option and Recognition and Retention plans set up during the quarter ended June 30, 2001. In addition, the Recognition and Retention Plan vested 20% of shares awarded on April 25, 2001. Thus, compensation cost of $112,464 was recognized during the quarter ended June 30, 2001 for the 20% immediate vesting under the plan.

                     FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     INCOME TAXES. Income taxes decreased by $26,500 to $247,500 for the six months ended June 30, 2001 from $274,000 for the six months ended June 30, 2000. The effective tax rates were 35.5% and 36.2% for the six months ended June 30, 2001 and 2000, respectively.

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

     The Association's most liquid assets are cash and cash equivalents, which include overnight deposits at First National Bank of Olathe and the FHLB of Topeka. The levels of these assets are dependent on the Association's operating, financing, lending, and investment activities during any given period. At June 30, 2001 and at December 31, 2000, cash and cash equivalents were $3.1 million and $133,000, respectively. The increase in cash and cash equivalents at June 30, 2001, compared to December 31, 2000, resulted primarily from the maturity of held-to-maturity securities and an increase in deposits.

     Liquidity management for the Association is both an ongoing and long-term function of the Association's asset/liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB of Topeka and the First National Bank of Olathe. Should the Association require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Association would pledge its mortgage loans, FHLB stock or certain other assets as collateral for such advances. At June 30, 2001, the Association had a balance of $5.0 million in FHLB advances. In addition to the $3.0 million in deposits available at the FHLB, the Association had unused advance commitments with the FHLB of $2.6 million at June 30, 2001.

     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At June 30, 2001, the Association exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 22.9%, 22.9% and 54.5% respectively.

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

                        THREE MONTHS ENDED JUNE 30, 2001


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

Not applicable


                     ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable


           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 2001, the Company held its annual meeting of stockholders to consider the election of one director of the Company, to ratify the appointment of BKD, LLP as the auditors of the Company for the fiscal year ending December 31, 2001, to ratify the adoption of the First Federal of Olathe Bancorp, Inc. 2001 Stock Option Plan, and to ratify the adoption of the First Federal of Olathe Bancorp, Inc. 2001 Recognition and Retention Plan. The results of the meeting were as follows:

     o Mitch Ashlock was elected to serve as a director of the Company for a three-year term with 489,798 votes for, 11,000 votes withheld and no broker non-votes.

     o The appointment of BKD, LLP to act as the Company's auditors for the fiscal year ending December 31, 2001 was ratified with 494,768 votes for, 6,000 votes against, 30 votes abstaining and no broker non-votes.

     o The First Federal of Olathe Bancorp, Inc. 2001 Stock Option Plan was approved with 459,313 votes for, 40,455 votes against, 1,030 votes abstaining and no broker non-votes.

     o The First Federal of Olathe Bancorp, Inc. 2001 Recognition and Retention Plan was approved with 402,088 votes for, 53,453 votes against, 45,255 votes abstaining and no broker non-votes.

     o The term of office of Directors Donald K. Ashlock, Marvin Eugene Wollen, John M. Bowen and Carl R. Palmer continued after the meeting.

                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB

                        THREE MONTHS ENDED JUNE 30, 2001


                           PART II - OTHER INFORMATION
                           ---------------------------

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

                                        FIRST FEDERAL OF OLATHE BANCORP, INC.


Date:  August 14, 2001                  By /s/ Mitch Ashlock
                                           -------------------------------------
                                           Mitch Ashlock, President and
                                              Chief Executive Officer
                                          (Duly authorized officer and principal
                                           executive and financial officer)