Form 10QSB
period 2001-09-30
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2001-11-14
CIK 1100553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended       September 30, 2001
                                                    ----------------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                    For the transition period from             to
                                                  ------------   ---------------

                    Commission file number               0-30680
                                            ------------------------------------


                      First Federal of Olathe Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Kansas                                    48-1226075
-------------------------------------   ----------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                     100 East Park Street, Olathe, KS 66061
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

      (     913      )        782        -       0026
       --------------   ---------------     ------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 525,726 COMMON STOCK, PAR VALUE
      $.01 PER SHARE, AS OF SEPTEMBER 17, 2001

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [x]

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                                   FORM 10-QSB

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:


                                                                                                  Page
                                                                                                  ----
         Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

               Consolidated Balance Sheets at
               September 30, 2001 (Unaudited) and December 31, 2000..............................   3

               Consolidated Statements of Income (Unaudited) for the Three Months
               and Nine Months Ended September 30, 2001 and 2000.................................   4

               Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
               for the Nine Months Ended September 30, 2001......................................   5

               Consolidated Statements of Cash Flows (Unaudited) for
               the Nine Months Ended September 30, 2001 and 2000.................................   6

               Notes to Consolidated Financial Statements (Unaudited)............................   7

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS......................................  10



                                           PART II - OTHER INFORMATION

         Item 1.    LEGAL PROCEEDINGS............................................................  18

         Item 2.    CHANGES IN SECURITIES........................................................  18

         Item 3.    DEFAULTS UPON SENIOR SECURITIES..............................................  18

         Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................  18

         Item 5.    OTHER INFORMATION............................................................  18

         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.............................................  18

         Signatures ............................................................................   19


                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,        December 31,
                                                                                            2001                 2000
                                                                                      ---------------       -------------
                                                                                        (Unaudited)
                                                              ASSETS
     Cash and cash equivalents:
        Cash and non-interest earning deposits                                        $       875,049       $      132,860
        Federal funds sold                                                                  9,100,000
                                                                                      ---------------       --------------
                 Total cash and cash equivalents
     Held-to-maturity securities, at cost                                                   6,750,000           12,594,061
     Available-for-sale securities                                                            812,136              828,576
     Federal Home Loan Bank stock, at cost                                                    380,000              330,000
     Loans, net of deferred loan fees and allowance for loan losses                        38,689,795           36,059,760
     Accrued interest and dividends                                                           430,621              455,310
     Equipment, net of accumulated depreciation                                                 9,440               13,813
     Refundable income taxes                                                                   38,639
     Other assets                                                                              66,544                6,502
                                                                                      ---------------       --------------

                 Total Assets                                                         $    57,152,224       $   50,420,882
                                                                                      ===============       ==============

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Deposits                                                                         $    36,813,356       $   28,504,396
     Dividends payable                                                                            -                102,364
     Advances from borrowers for taxes and insurance                                          390,384                3,936
     Interest payable on deposits                                                             363,893               39,940
     Advances from the Federal Home Loan Bank                                               5,000,000            6,600,000
     Accrued expenses                                                                         127,841               78,646
     Deferred income taxes                                                                    207,961              234,924
     Income taxes payable                                                                                           20,597
                                                                                      ---------------       --------------
                 Total Liabilities                                                         42,903,435           35,584,803
                                                                                      ---------------       --------------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 4,000,000 shares
        authorized, 556,328 shares issued,
        525,726 and 556,328 outstanding in 2001 and 2000, respectively                          5,563                5,563
     Additional paid-in capital                                                             5,058,174            5,041,442
     Unearned ESOP shares                                                                    (414,297)            (434,448)
     Retained earnings                                                                     10,174,735            9,700,070
     Deferred compensation                                                                   (366,069)
     Accumulated other comprehensive income
        Unrealized appreciation on available-for-sale securities,
          net of income taxes of $288,000 in 2001
          and $294,000 in 2000                                                                512,753              523,452
                                                                                      ---------------       --------------
                                                                                           14,970,859           14,836,079
     Treasury stock, at cost, 30,602 shares                                                  (722,070)
                                                                                      ----------------      --------------
                 Total Stockholders' Equity                                                14,248,789           14,836,079
                                                                                      ---------------       --------------

                 Total Liabilities and Stockholders' Equity                           $    57,152,224       $   50,420,882
                                                                                      ===============       ==============


See accompanying notes to the unaudited
     consolidated financial statements


                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                                            2001                2000                2001               2000
                                                       -------------       -------------       -------------      -------------
INTEREST AND DIVIDEND INCOME
     Loans                                             $     848,923       $     753,307       $   2,480,652      $   2,151,537
     Investment securities                                   151,569             228,611             549,218            616,652
     Cash and cash equivalents                                43,772               2,946             136,113            117,555
     Equity securities                                         6,705               6,911              20,407             18,394
                                                       -------------       -------------       -------------      -------------
           Total interest and dividend income              1,050,969             991,775           3,186,390          2,904,138
                                                       -------------       -------------       -------------      -------------

INTEREST EXPENSE
     Deposits                                                478,761             425,339           1,334,773          1,367,131
     Federal Home Loan Bank advances                          74,295              50,140             264,493             80,255
                                                       -------------       -------------       -------------      -------------
           Total interest expense                            553,056             475,479           1,599,266          1,447,386
                                                       -------------       -------------       -------------      -------------
NET INTEREST AND
   DIVIDEND INCOME                                           497,913             516,296           1,587,124          1,456,752
                                                       -------------       -------------       -------------      -------------

NON-INTEREST INCOME
     Service charges and other fees                            4,247               5,419              28,759              9,961
                                                       -------------       -------------       -------------      -------------

NON-INTEREST EXPENSE
     Salaries and related payroll expenses                    33,902              42,097              97,055             96,332
     Compensation cost                                        43,311                                 183,389
     Federal insurance premiums                                6,425               5,744              17,525             17,455
     Directors' fees                                          13,820              12,720              42,260             31,860
     Occupancy of premises                                    16,005              11,275              43,384             31,437
     Professional fees                                        43,910              40,566             160,101            101,555
     Other general and administrative expenses                12,429               8,231              42,999             29,242
                                                       -------------       -------------       -------------      -------------
           Total non-interest expense                        169,802             120,633             586,713            307,881
                                                       -------------       -------------       -------------      -------------

INCOME BEFORE INCOME TAXES                                   332,358             401,082           1,029,170          1,158,832

INCOME TAX PROVISION                                         137,000             127,900             384,500            401,900
                                                       -------------       -------------       -------------      -------------

NET INCOME                                             $     195,358       $     273,182       $     644,670      $     756,932
                                                       =============       =============       =============      =============

EARNINGS PER SHARE - BASIC                                $    .40            $    .53            $   1.27           $   1.48
                                                          ========            ========            ========           ========

EARNINGS PER SHARE - DILUTED                              $    .39            $    .53            $   1.26           $   1.48
                                                          ========            ========            ========           ========

       See accompanying notes to the unaudited
           consolidated financial statements

                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                   (UNAUDITED)


                                                                                                                       Accumulated
                                              Compre-              Additional    Unearned                                Other
                                              hensive   Common     Paid-In       ESOP       Retained     Deferred     Comprehensive
                                              Income    Stock      Capital       Shares     Earnings   Compensation      Income
                                             --------- --------  ------------  ----------  ---------- -------------- ---------------
      BALANCE, DECEMBER 31, 2000                       $  5,563  $  5,041,442  $ (434,448) $9,700,070                   $ 523,452

          Net income                         $ 644,670                                        644,670

          Other comprehensive income:
            Change in unrealized
      appreciation
             on available-for-sale             (10,699)                                                                   (10,699)
      securities,
            net of income taxes of $6,000

          Issuance of 25,030 shares under
             recognition plan                                                                 (70,154)  $(513,115)

          Compensation cost on awards
      issued                                                                                              147,046
             under recognition plan

          Purchase of 55,632 shares of
      common
             stock for the treasury

          ESOP shares released                                                     20,151        (540)
                                                                       16,732

          Dividends on common stock
             ($.20 per share)                                                                 (99,311)
                                             --------- --------  ------------  ---------- ----------- -------------- ---------------

      BALANCE, SEPTEMBER 30, 2001            $ 633,971 $  5,563  $  5,058,174  $(414,297) $10,174,735 $    (366,069) $       512,753
                                             ========= ========  ============  ========== =========== ============== ===============


                                                  Treasury      Total
                                                    Stock       Equity
                                                 ----------   -----------
      BALANCE, DECEMBER 31, 2000                              $14,836,079

          Net income                                              644,670

          Other comprehensive income:
            Change in unrealized
             appreciation on
              available-for-sale                                  (10,699)
               securities, net of
                income taxes of $6,000

          Issuance of 25,030 shares under
             recognition plan                    $ 583,269

          Compensation cost on awards issued                      147,046
             under recognition plan

          Purchase of 55,632 shares of common   (1,305,339)    (1,305,339)
             stock for the treasury

          ESOP shares released                                     36,343


          Dividends on common stock
             ($.20 per share)                                     (99,311)
                                                 ----------   -----------

      BALANCE, SEPTEMBER 30, 2001                $(722,070)   $14,248,789
                                                 ==========   ===========

See accompanying notes to the unaudited
     consolidated financial statements

                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                                                             2001                 2000
                                                                                        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $     644,670        $     756,932
     Items not requiring (providing) cash:
        Depreciation and amortization                                                           4,373                4,373
        Accretion of discounts on securities                                                   (5,939)              (8,372)
        Gain on disposal of other real estate                                                 (14,253)
        Deferred income taxes                                                                 (21,221)              22,889
        Compensation cost on allocated ESOP shares                                             36,343
        Compensation cost on 2001 Recognition and Retention Plan                              147,046
     Changes in:
        Accrued interest and dividends                                                         24,689              (60,392)
        Other assets                                                                               66              140,111
        Interest payable on deposits                                                          323,953              281,909
        Accrued expenses                                                                       49,195                9,255
        Income taxes                                                                          (59,236)              31,300
                                                                                        --------------       -------------
                 Net cash provided by operating activities                                  1,129,686            1,178,005
                                                                                        -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net originations of loans                                                             (2,823,171)          (3,388,337)
     Proceeds from sale of other real estate owned                                            147,281
     Purchase of FHLB stock                                                                   (50,000)             (11,400)
     Purchase of held-to-maturity securities                                                 (750,000)
     Proceeds from maturities of held-to-maturity securities                                6,600,000            1,000,000
     Purchase of held-to-maturity securities                                                                    (2,578,513)
                                                                                        -------------        --------------
                 Net cash provided by (used in) investing activities                        3,124,110           (4,978,250)
                                                                                        -------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                    8,308,960           (6,714,228)
     FHLB advances (repayments)                                                            (1,600,000)           3,500,000
     Proceeds from stock issuance                                                                                5,041,832
     Dividends paid                                                                          (201,675)
     Acquisition of ESOP shares                                                                                   (445,060)
     Net increase in advances from borrowers for taxes and insurance                          386,447              391,755
     Purchase of treasury stock                                                            (1,305,339)
                                                                                        --------------       -------------
                 Net cash provided by financing activities                                  5,588,393            1,774,299
                                                                                        -------------        -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            9,842,189           (2,025,946)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                132,860            2,605,360
                                                                                        -------------        -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $   9,975,049        $     579,414
                                                                                        =============        =============

See accompanying notes to the unaudited
    consolidated financial statements

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the consolidated financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented.

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

     The results of operations and other data for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.


NOTE 2:  COMMITMENTS TO ORIGINATE LOANS

     At September 30, 2001, the Association had outstanding commitments to originate loans amounting to approximately $1,103,000.


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

     As shares were issued on grant date and then vest to holders over five years, the Company recorded deferred compensation in the amount of $513,115. The charge to compensation cost for the portion of shares vested during the quarter-to-date and year-to-date period ended September 30, 2001 amounted to $34,582 and $147,046, respectively.

NOTE 4:  STOCK OPTION PLAN

     On April 25, 2001, the stockholders of the Company approved the 2001 Stock Option Plan (the "Option Plan") for directors, officers and employees. Under the Option Plan, the Company may grant options for up to 55,632 shares of common stock. Concurrent with the approval of the Option Plan, the Company granted 50,066 options. The exercise price of each option is equal to the market price of the Company's stock on the date of grant ($20.50). The options vest at a rate of 20% per year, with the first installment being earned on the date of grant and succeeding installments earned on the following anniversaries of the date of grant. The maximum term of the options is 10 years.

     The fair value of the above options was estimated at the date of grant using the Black-Scholes option-pricing model with the key assumptions being risk-free rate of 4.77%, expected dividends of $.40 per year, and expected volatility of 25%.

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

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans, and, no compensation cost has been recognized for the plan. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates using Statement of Financial Accounting Standards No. 123, the Company's net income would have decreased by $11,660 for the quarter and $88,828 for the nine months ended September 30, 2001. Basic and diluted earnings per share would have been $.37 for the quarter ended September 30, 2001 and $1.10 and $1.09 for the nine months ended September 30, 2001.


NOTE 5:  EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 5:  EARNINGS PER SHARE (CONTINUED)

     The computation of per share earnings for the three and nine months ended September 30, 2001 is as follows:

                                                                                Three-months          Nine-months
                                                                                ------------          -----------
       Net income                                                               $    195,358         $    644,670
                                                                                ============         ============

       Average common shares outstanding                                             491,828              508,926

       Average common share stock options outstanding                                  6,017                2,883
                                                                                ------------         ------------

       Average diluted common shares                                                 497,845              511,809
                                                                                ============         ============

       Basic earnings per share                                                    $ .40                $  1.27
                                                                                   =====                =======

       Diluted earnings per share                                                  $ .39                $  1.26
                                                                                   =====                =======


NOTE 6:  ADDITIONAL CASH FLOWS INFORMATION

                                                                                    2001                 2000
                                                                                ------------         ------------
       NON-CASH INVESTING AND FINANCING ACTIVITIES
            Conversion of loan to other real estate owned                       $   193,136

       ADDITIONAL CASH PAYMENT INFORMATION
            Interest paid                                                         1,275,313          $  1,165,477
            Income taxes paid                                                       464,995               347,711


                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The following discussion compares the consolidated financial condition of First Federal of Olathe Bancorp, Inc. and Subsidiary (the "Company") at September 30, 2001 to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 with the corresponding periods in 2000. Currently, the business and management of First Federal of Olathe Bancorp, Inc. is primarily the business and management of First Federal Savings and Loan Association of Olathe (the "Association"). This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

     This quarterly report on Form 10-QSB includes statements that may constitute forward-looking statements, usually containing the words "believe," "estimate," "expect," "intent" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, accounting principles, policies or guidelines and in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-QSB and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     First Federal of Olathe Bancorp, Inc. is a Kansas corporation organized in December 1999, by the Association for the purpose of becoming a holding company of the Association. On April 11, 2000, the Company acquired all of the capital stock of the Association in exchange for 50% of the net conversion proceeds and issued shares of its common stock to persons who submitted orders in the subscription and community offerings. Immediately following the Conversion, the only significant assets of the Company were the capital stock of the Association, the Company's loan to the ESOP and the remainder of the net Conversion proceeds retained by the Company. The business and management of the Company primarily consist of the business and management of the Association. The Company will neither own nor lease any property, but will instead use the premises, equipment and furniture of the Association. At the present time, the Company does not intend to employ any persons other than officers of the Association, and the Company will utilize the support staff of the Association from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

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

FINANCIAL CONDITION

     Total assets increased by $6.7 million, or 13.4%, to $57.1 million at September 30, 2001 from $50.4 million at December 31, 2000. This increase consisted of an increase of $9.1 million in federal funds sold, and an increase of $2.6 million in mortgage loans, offset by net maturities and calls of $5.8 million in investments held to maturity. These changes were fueled by the overall growth in the Association during the quarter, as well as additional calls made on investments due to dropping interest rates late in the quarter.

     Mortgage loans increased $2.6 million, or 7.2%, to $38.7 million at September 30, 2001 from $36.1 million at December 31, 2000. The increase reflects the Association's controlled growth strategy, including capitalizing on the strong housing market in the Association's market area during the nine months ended September 30, 2001. The Company continued to see growth in its market even after the September 11, 2001 attacks.

     Securities held to maturity decreased $5.8 million, or 46.0%, to $6.8 million at September 30, 2001 from $12.6 million at December 31, 2000, reflecting the maturity or call of various federal agency debt securities. Federal funds sold increased $9.1 million from December 31, 2000 as the Company invested proceeds from security maturities and increased overall deposits in these short-term overnight investments.

     Deposits increased $8.3 million, or 29.1%, to $36.8 million at September 30, 2001 from $28.5 million at December 31, 2000. Of this increase, $5.6 million occurred during first quarter and was primarily comprised of customer deposits in 30 and 60 month saving certificates, which increased as the Company maintained higher competitive rates. The increase in deposits is also due to the Association's decision, during the first quarter of 2001, to accept brokered certificates of deposit from out-of-state sources. Deposits during the quarter ended September 30, 2001 increased $2.0 million and was principally comprised of additional deposits in 182 day and 18 month savings certificates as customers sought more secure short-term instruments during this period.

     Advances from the Federal Home Loan Bank decreased $1.6 million, or 24.2%, to $5.0 million at September 30, 2001 from $6.6 million at December 31, 2000. The decrease is due to $1.6 million in line of credit advances being paid-off as the Company has realized an increase in deposits during 2001.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Total stockholders' equity decreased $.6 million, or 4.1%, to $14.2 million at September 30, 2001 from $14.8 million at December 31, 2000. The change is comprised of net income to date, offset by dividends charged to retained earnings of $99,851. In addition, the Company awarded 25,030 of the shares held in treasury, with a basis of $583,269, to certain officers and directors of the Company under the 2001 Recognition and Retention Plan, which resulted in $513,115 of Deferred Compensation and a charge of $70,154 to Retained Earnings (for the difference between the basis of the treasury shares and fair market value of the shares at the date of grant). Deferred Compensation was recorded as a result of shares awarded under the Recognition and Retention Plan, which will be recognized over the vesting period.

     Management also utilized a stock repurchase program during the period as a tool to enhance its capital management strategy. The Board of Directors authorized the repurchase of 55,632 shares in May 2001 and another 55,632 shares in October 2001. As of September 30, 2001, the Company has completed its first block of repurchases of 55,632 shares of its common stock at an average cost of $23.46 per share, or total cost of $1.3 million.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     NET INCOME. Net income for the quarter ended September 30, 2001 was $195,358 compared to net income of $273,182 for the quarter ended September 30, 2000. This represents a $77,824, or 28.5%, decrease. The decrease was due principally to the recognition of compensation cost related to the Recognition and Retention Plan that was approved by the Company's stockholders on April 25, 2001. Total compensation cost recognized under this Plan amounted to $34,582 for the quarter ended September 30, 2001. Compensation cost recognized under the Employee Stock Ownership Plan (ESOP) amounted to $8,729 for the quarter ended September 30, 2001.

     Basic earnings per share (EPS) decreased 24.5% to $.40 in the three-month period ended September 30, 2001 from $.53 in the same period of 2000. The Company's annualized return on average assets for the quarters ended September 30, 2001 and 2000 were 1.4% and 2.3%, respectively. The return on average stockholders' equity amounted to 5.4% and 7.6% for the quarters ended September 30, 2001 and 2000, respectively.

     NET INTEREST INCOME. For the quarter ended September 30, 2001, net interest income decreased by $18,383, or 3.6%, to $497,913 from $516,296. The decrease reflects an increase of $59,194, or 6.0%, in interest income to $1,050,969 for the quarter ended September 30, 2001 from $991,775 for the quarter ended September 30, 2000, and an increase of $77,577, or 16.3%, in interest expense, to $553,056 for the quarter ended September 30, 2001 from $475,479 for the quarter ended September 30, 2000. The net interest margin decreased to 3.6% for the third quarter of 2001, as compared to 4.2% for the third quarter of 2000.

     Interest income increased principally as a result of the increase in interest earning assets. The annualized yield on average interest-earning assets decreased to 7.5% for the third quarter of 2001 from 8.1% for the third quarter of 2000, while average earning assets increased to $56 million for the quarter ended September 30, 2001 as compared to $50 million for the same period in the prior year. The increase in average interest-earning assets was attributable principally to an increase in loans receivable due to favorable economic conditions and the strong single-family housing market in Johnson County, Kansas. The average yield on loans receivable remained steady at 8.6% for the three months ended September 30, 2001 and 2000.

     The interest expense increase is partially attributed to an increase in average advances from the FHLB during the quarter. The interest expense on Federal Home Loan Bank Advances increased $24,155 to $74,295 for the third quarter of 2001 from $50,140 for the same period in 2000, which reflected the increase in the average outstanding balances of advances from the Federal Home Loan Bank.

     Interest expense on deposits increased $53,422 to $478,761 for the third quarter of 2001 from $425,339 for the same period in 2000, which reflected the increase in the average outstanding deposit balances for the two periods. During 2000, the Association had an outflow of brokered deposits that matured during that period and were not renewed. The Association received attractive rates on the FHLB advances and utilized these advances in late 2000 and early 2001 to fund loans. The advances were subsequently paid down as deposits increased $5.6 million in the first quarter, principally in 30 to 60 month savings certificates, and $2.0 million in the third quarter of 2001, principally in 182 day and 18 month savings certificates.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 at September 30, 2001 and 2000. Although no additions were made to the allowance for loan losses during 2001, management continues to closely assess the loan portfolio for inherent losses and reports all loans greater than 30 days past due to the Board of Directors. In addition, detailed review and discussion occurs with management and the Board for those loans that approach the 60 and 90 days past due levels. Management deemed no additional provision was necessary for the quarters ended September 30, 2001 and 2000.

     At September 30, 2001 and 2000, the allowance for loan losses represents
 .5% of net loans for each period. The allowance for loan losses at September 30, 2001 represents 87.9% of non-performing loans. There were no non-performing loans at September 30, 2000. Loans in the over 90-day category amounted to $199,000 and $301,000, or .5% and .8% of total loans as of September 30, 2001 and 2000.

     NON-INTEREST INCOME. Non-interest income decreased $1,172 to $4,247 for the quarter ended September 30, 2001 from $5,419 for the quarter ended September 30, 2000. The decrease is primarily attributable to a decrease in loan transfer fees.

     NON-INTEREST EXPENSE. Non-interest expense increased $49,169 to $169,802 for the quarter ended September 30, 2001 from $120,633 for the quarter ended September 30, 2000. This increase was principally due to two factors affecting the third quarter of 2001. First, compensation cost was recognized in the third quarter in the amount of $34,582 on the 2001 Recognition and Retention that originated in the second quarter of 2001 and, second, $8,729 of compensation cost was recognized on the ESOP that originated in the fourth quarter of 2000.

     INCOME TAXES. Income taxes increased by $9,100 to $137,000 for the three months ended September 30, 2001 from $127,900 for the three months ended September 30, 2000. The effective tax rates were 41.2% and 31.9% for the three months ended September 30, 2001 and 2000, respectively. The effective rate increased mainly due to the Recognition and Retention Plan compensation cost in 2001, which is disallowed for tax purposes.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     NET INCOME. Net income for the nine months ended September 30, 2001 was $644,670, as compared to net income of $756,932 for the nine months ended September 30, 2000. This represents a $112,262, or 14.8% decrease. The decrease was due principally to the recognition of compensation cost related to the Recognition and Retention Plan, which was approved by the Company's stockholders on April 25, 2001. Total compensation cost recognized under this Plan amounted to $147,046 for the nine months ended September 30, 2001. Compensation cost recognized under the ESOP amounted to $36,343 for the nine months ended September 30, 2001.

     Basic earnings per share (EPS) decreased 14.2% to $1.27 for the nine-month period ended September 30, 2001 from $1.48 in the same period of 2000. The Company's annualized return on average assets for the nine months ended September 30, 2001 and 2000 was 1.6% and 2.1%, respectively. The return on average stockholders' equity amounted to 5.8% and 8.7% for the nine months ended September 30, 2001 and 2000, respectively.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     NET INTEREST INCOME. For the nine months ended September 30, 2001, net interest income increased by $130,372, or 8.9%, to $1,587,124 from $1,456,752.
The increase reflects an increase of $282,252, or 9.7%, in interest income to $3,186,390 for the nine months ended September 30, 2001 from $2,904,138 for the nine months ended September 30, 2000, and an increase of $151,880, or 10.5% in interest expense, to $1,599,266 for the nine months ended September 30, 2001 from $1,447,386 for the nine months ended September 30, 2000. The net interest margin decreased to 3.9% during the first nine months of 2001, from 4.0% for the first nine months of 2000.

     Interest income increased principally as a result of the increase in interest-earning assets. The annualized yield on average interest-earning assets remained constant at 7.9% for the first nine months of 2001 and 2000, while average earning assets increased to $54 million for the nine months ended September 30, 2001 as compared to $49 million for the same period in the prior year. The increase in average interest-earning assets was attributable principally to an increase in loans receivable due to favorable economic conditions and the strong single-family housing market in Johnson County, Kansas. In addition, the average yield on loans receivable increased to 8.8% for the nine months ended September 30, 2001 from 8.6% for the first nine months of 2000, as a result of higher rates on mortgage loans originated.

     The interest expense increase is attributed principally to an increase in advances from the FHLB. The interest expense on Federal Home Loan Bank Advances increased $184,238 to $264,493 for the first nine months of 2001 from $80,255 for the same period in 2000, which reflected the increase in the average outstanding balances of advances from the Federal Home Loan Bank. This increase was offset, however, by the decrease in deposit interest expense.

     Interest expense on deposits decreased $32,358 to $1,334,773 for the nine months ended September 30, 2001 from $1,367,131 for the same period in 2000, which reflects the decrease in the average outstanding deposit balances for the two periods, as well as a slight decrease in rates on CD's during the first nine months of 2001. During 2000, the Association had an outflow of brokered deposits, which matured during that period and were not renewed. The Association received attractive rates on the FHLB advances and utilized these advances in late 2000 and early 2001 to fund loans. During 2001, the Company again accepted brokered out-of-state deposits, which helped to increase deposits throughout 2001 and thus, lessened the decrease in average deposit balances during that period.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 at September 30, 2001 and 2000. Management deemed no additional provision was necessary for the nine months ended September 30, 2001 and 2000.

     NON-INTEREST INCOME. Non-interest income increased $18,798 to $28,759 for the nine months ended September 30, 2001 from $9,961 for the nine months ended September 30, 2000. The increase is principally attributable to the gain of $14,253 on the disposal of other real estate owned during the second quarter of 2001.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     NON-INTEREST EXPENSE. Non-interest expense increased $278,832 to $586,713 for the nine months ended September 30, 2001 from $307,881 for the nine months ended September 30, 2000. This increase was principally due to increases in compensation expense and professional fees. During the second quarter of 2001, the Company began recognizing compensation expense under the Recognition and Retention Plan. Thus, compensation expense totaling $147,046 was recognized under the Plan during the nine months ended September 30, 2001, $112,464 of which was recognized during the quarter ended June 30, 2001 for the 20% immediate vesting under the plan. The Company also recognized $36,343 of compensation cost under the ESOP during the first three quarters of 2001. In addition, professional fees increased 57.6% or $58,546 to $160,101 from $101,555 for the quarters ended September 2001 and 2000, respectively. The increase was principally due to increased services provided in preparing for and holding the annual shareholder meeting as well as preparing and accounting for the 2001 Stock Option and Recognition and Retention plans set up during the quarter ended June 30, 2001.

     INCOME TAXES. Income taxes decreased by $17,400 to $384,500 for the nine months ended September 30, 2001 from $401,900 for the nine months ended September 30, 2000. The effective tax rates were 37.4% and 34.7% for the nine months ended September 30, 2001 and 2000, respectively.

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

     The Association is required to maintain adequate levels of liquid assets under the OTS regulations. Savings institutions were previously required to maintain an average daily balance of liquid assets (including cash, certain time deposits, and specified U.S. Government, state, or federal agency obligations) of not less than 4.0% of its average daily balance of net withdrawal accounts, plus short-term borrowings. It is the Association's policy to maintain its liquidity portfolio in excess of regulatory requirements.

     The Association's most liquid assets are cash and cash equivalents, which include overnight deposits at First National Bank of Olathe and the FHLB of Topeka. The levels of these assets are dependent on the Association's operating, financing, lending and investment activities during any given period. At September 30, 2001 and at December 31, 2000, cash and cash equivalents were $10.0 million and $133,000, respectively. The increase in cash and cash equivalents at September 30, 2001, compared to December 31, 2000, resulted primarily from the maturity or call of held-to-maturity securities and an increase in deposits.

     Liquidity management for the Association is both an ongoing and long-term function of the Association's asset/liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB of Topeka and the First National Bank of Olathe. Should the Association require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Association would pledge its mortgage loans, FHLB stock or certain other assets as collateral for such advances. At September 30, 2001, the Association had a balance of $5.0 million in FHLB advances. In addition to the $9.1 million in deposits available at the FHLB, the Association had unused advance commitments with the FHLB of $2.6 million at September 30, 2001.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.

                ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At September 30, 2001, the Association exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 22.1%, 22.1% and 54.3%, respectively.

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

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB

                      THREE MONTHS ENDED SEPTEMBER 30, 2001


                           PART II - OTHER INFORMATION
                           ----------------------------


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

                                     FIRST FEDERAL OF OLATHE BANCORP, INC.


   Date: November 14, 2001           By     /s/ Mitch Ashlock
                                          -----------------------------
                                          Mitch Ashlock, President and
                                              Chief Executive Officer
                                          (Duly authorized officer and principal
                                           executive and financial officer)