Form 10KSB40
period 2001-12-31
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2002-03-29
CIK 1100553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO ________________
       COMMISSION FILE NUMBER 0-30680

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             KANSAS                                     48-1226075
------------------------------------        ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

   100 EAST PARK STREET, OLATHE, KANSAS                      66061
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:        (913) 782-0026
                                                     ---------------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|. NO |_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Registrant's revenues for the fiscal year ended December 31, 2001 were $4.1 million.

      As of March 15, 2002, there were 556,328 shares issued and 513,726 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock on the Over-the-Counter Electronic Bulletin Board as of March 15, 2002, was $22.00. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

      Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended December 31, 2001.

      Part III of Form 10-KSB - Portions of Proxy Statement for 2002 Annual Meeting of Stockholders.

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

      First Federal Savings is a federally chartered savings association located in Olathe, Kansas. First Federal Savings was founded in 1923 as a state-chartered mutual savings association under the name Central Building and Loan Association. In 1934, First Federal Savings converted to a federal mutual savings association charter and adopted its current name. First Federal Savings is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. First Federal Savings' deposits have been federally insured since 1934 and are currently insured by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. First Federal Savings has been a member of the Federal Home Loan Bank System since 1933. At December 31, 2001, First Federal of Olathe Bancorp had total assets of $55.4 million, deposits of $37.7 million and stockholders' equity of $12.2 million.

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

LENDING ACTIVITIES

      GENERAL. At December 31, 2001, First Federal Savings' net loan portfolio totaled $38.4 million, representing approximately 69.3% of First Federal Savings' $55.4 million of total assets at that date. The principal lending activity of First Federal Savings is the origination of fixed-rate, one- to four-family residential loans with terms of up to 25 years. At December 31, 2000 and 2001 First Federal Savings' loan portfolio consisted primarily of first mortgage, one- to four-family residential loans, with small amounts of commercial real estate loans and loans secured by deposit accounts. First Federal Savings also occasionally originates construction/permanent loans to individuals for the construction and permanent financing of one- to four-family dwellings, although First Federal Savings has originated very few construction/permanent loans in recent years. First Federal Savings retains in its portfolio all loans that it originates.

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

      Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At December 31, 2001, First Federal Savings' limit on loans-to-one borrower was $1.8 million. At that date, First Federal Savings' largest amount of loans to one borrower, including the borrower's related interests, was $1.7 million and consisted of 20 residential mortgage loans secured by non-owner occupied, investor-owned homes and a personal home loan. These loans were performing according to their original terms at December 31, 2001.

      LOAN PORTFOLIO COMPOSITION. The following table shows the composition of First Federal Savings' loan portfolio by type of loan at the dates indicated. First Federal Savings' loan portfolio is composed solely of loans with fixed rates of interest.

                                                                     AT DECEMBER 31,
                                                   -------------------------------------------------------
                                                             2001                        2000
                                                   --------------------------  -------------------------
                                                      AMOUNT       PERCENT        AMOUNT      PERCENT
                                                   -------------  -----------  ------------- -----------
                                                                  (DOLLARS IN THOUSANDS)
REAL ESTATE LOANS:
One- to four-family(1) .........................     $38,671          99%         $36,244         98%
Commercial .....................................         121          --               50          1
                                                     -------         ---          -------        ---
Total real estate loans ........................      38,792          99           36,294         99
                                                     -------         ---          -------        ---
Loans on Deposits ..............................         223           1              275          1
                                                     -------         ---          -------        ---
Total Loans ....................................      39,015         100%          36,569        100%
                                                     -------         ===          -------        ===

LESS:
Deferred fees and discounts ....................         425                          335
Allowance for losses ...........................         175                          175
                                                     -------                      -------
Total loans receivable, net ....................     $38,415                      $36,059
                                                     =======                      =======

----------
(1)   Includes construction/permanent loans in the amount of $950,000.

      ONE- TO FOUR-FAMILY MORTGAGE LOANS. First Federal Savings' primary lending activity is the origination of first mortgage loans secured by one- to four-family residential property located in First Federal Savings' market area. A portion of the one- to four-family mortgage loans originated by First Federal Savings are secured by investor-owned, non-owner occupied residences. Loans are generated through First Federal Savings' existing customers and referrals, real estate brokers and other marketing efforts. First Federal Savings generally has limited its real estate loan originations to the financing of properties located within its market area and has not made out-of-state loans. At December 31, 2001, First Federal Savings had $38.7 million, or 98% of its loan portfolio, invested in mortgage loans secured by one- to four-family residences.

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

      Under First Federal Savings' real estate lending policy, a title insurance policy must be obtained for each real estate loan. First Federal Savings also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. First Federal Savings requires borrowers to advance funds to an escrow account for the payment of real estate taxes but does not require escrowed funds for hazard insurance premiums provided other proof of an effective hazard insurance policy is provided to First Federal Savings. First Federal Savings generally makes loans up to a maximum amount of $125,000, subject to exceptions by the Board of Directors. In recent years, as a result of increasing property values, the Board has granted frequent waivers from this maximum loan amount.

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

      First Federal Savings originates mortgage loans secured by non-owner-occupied residential properties. At December 31, 2001, such loans totaled $13.7 million, or 35.3% of First Federal Savings' loan portfolio. Most of these loans are made to investors and are secured by one- to four-family rental properties. These loans are made on the same general terms as loans secured by owner-occupied properties, including loan-to-value ratios of up to 80% and terms of up to 25 years. However, First Federal Savings generally charges higher interest rates on investor loans.

      When underwriting residential real estate loans, First Federal Savings reviews and verifies each loan applicant's employment, income and credit history and, if applicable, First Federal Savings' experience with the borrower. First Federal Savings' policy is to obtain credit reports and financial statements on all borrowers and guarantors, and to verify references. Properties securing real estate loans are appraised by First Federal Savings-approved independent appraisers. Appraisals are subsequently reviewed by the First Federal Savings' Board. Management believes that stability of income, past credit history and adequacy of the proposed security are integral parts in the underwriting process. Written appraisals are generally required on real estate property offered to secure an applicant's loan.

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

      MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. In the past, First Federal Savings on infrequent occasions has originated loans secured by commercial real estate. During 2001 and 2000, First Federal Savings originated two loans and one loan, respectively, secured by commercial real estate. First Federal Savings plans to maintain a program for offering fixed-rate, commercial real estate loans.

      Historically, any multi-family and commercial real estate loans originated by First Federal Savings have been made on the same general terms as one- to four-family loans, including fixed rates of interest, but with terms to maturity and amortization schedules of up to 10 years, and in amounts up to 50% of the lesser of the appraised value of the property or the sales price.

      CONSUMER LOANS. Historically, First Federal Savings' consumer lending activities have been limited to deposit account loans. At December 31, 2001, three consumer loans were outstanding, all secured by deposit accounts. First Federal Savings does not expect to become an active consumer lender, although it does expect to place some additional emphasis on making deposit account loans in the future.

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

      In accordance with Statement of Financial Accounting Standards No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, First Federal Savings' loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2001, First Federal Savings had $425,000 of net deferred loan fees which will be amortized using the interest method.

      LOAN MATURITY SCHEDULE. The following schedule illustrates the contractual maturity and weighted average rates of First Federal Savings' total loan portfolio at December 31, 2001. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                       REAL ESTATE
                                         ----------------------------------------
                                            ONE- TO FOUR-
                                               FAMILY              COMMERCIAL       LOANS ON DEPOSITS             TOTAL
                                         ------------------    ------------------   ------------------     ------------------
                                                   WEIGHTED              WEIGHTED             WEIGHTED               WEIGHTED
                                                   AVERAGE               AVERAGE              AVERAGE                AVERAGE
                                          AMOUNT     RATE       AMOUNT     RATE      AMOUNT     RATE        AMOUNT     RATE
                                         -------   --------    -------   --------   -------   --------     -------   --------
                                                                    (DOLLARS IN THOUSANDS)
DUE DURING YEARS ENDING DECEMBER 31,
2002 ...............................     $   140     9.36%     $ --         --%     $ 74         8.40%     $   214     9.03%
2003 ...............................         115     8.78        --         --        --           --          115     8.78
2004 ...............................         250     8.08        --         --       149         8.40          399     8.20
2005 and 2006 ......................         479     8.65        --         --        --           --          479     8.65
2007 to 2011 .......................       6,303     7.97       121       8.69        --           --        6,424     7.98
2012 to 2026 .......................      31,384     8.18        --         --        --           --       31,384     8.18
                                         -------     ----      ----       ----      ----         ----      -------     ----
     Total .........................     $38,671     8.16%     $121       8.69%     $223         8.40%     $39,015     8.16%
                                         =======     ====      ====       ====      ====         ====      =======     ====

      Thetotal amount of loans due after December 31, 2002 that have predetermined interest rates is $38.8 million, while no loans due after such date had floating or adjustable interest rates.

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

                                                             YEARS ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                         2001            2000
                                                       --------        --------
                                                             (IN THOUSANDS)
ORIGINATIONS BY TYPE:
FIXED RATE:
Real estate - one- to four-family ..............       $ 17,286        $ 10,927
                                                       --------        --------
Real estate - commercial .......................             78              53
                                                       --------        --------
Deposit loans ..................................            232             370
                                                       --------        --------
Total fixed-rate ...............................         17,596          11,350
                                                       --------        --------
Adjustable Rate ................................             --              --
                                                       --------        --------
Total loans originated .........................         17,596          11,350
                                                       --------        --------

Total loans purchased ..........................                             --

SALES AND REPAYMENTS:
Total loans sold ...............................             --              --
Principal repayments ...........................         15,123           6,750
                                                       --------        --------
Total reductions ...............................         15,123           6,750
(Increase) in other items, net (1) .............            (90)            (13)
                                                       --------        --------
         Net increase ..........................       $  2,383        $  4,587
                                                       ========        ========

----------
(1) Other items, net include the effects relating to loans in process, deferred loan origination fees or costs, escrow funds held and the allowance for loan losses.

      LOAN COMMITMENTS. First Federal Savings issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 180 days from approval. At December 31, 2001, First Federal Savings had loan commitments totaling $862,000. See Note 13 of the Notes to Financial Statements included in the back of the annual report.

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

      Real estate acquired by First Federal Savings as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. First Federal Savings had two properties owned at December 31, 2001, for a total of $218,000, and no real estate owned at December 31, 2000.

      DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2001, in dollar amount and as a percentage of First Federal Savings' total loan portfolio. The dollar amounts shown equal the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due. At December 31, 2001, First Federal Savings had no consumer loans, construction loans or land loans which were delinquent 30 or more days.

                                                           LOANS DELINQUENT FOR:
                               -------------------------------------------------------------------------------
                                      60-89 DAYS              90 DAYS AND OVER        TOTAL DELINQUENT LOANS
                               -------------------------  ------------------------  --------------------------
                                                 PERCENT                   PERCENT                     PERCENT
                                                 OF LOAN                   OF LOAN                     OF LOAN
                               NUMBER   AMOUNT  CATEGORY  NUMBER  AMOUNT  CATEGORY  NUMBER   AMOUNT   CATEGORY
                               ------   ------  --------  ------  ------  --------  ------  -------   --------
                                                          (DOLLARS IN THOUSANDS)
Real Estate:
  One- to four-family .......      4     $198      .51%       2     $ 57      .15%       6     $255      .66%
  Multi-family ..............     --       --       --       --       --       --       --       --       --
  Commercial ................     --       --       --       --       --       --       --       --       --
  Construction or development     --       --       --       --       --       --       --       --       --
Consumer ....................     --       --       --       --       --       --       --       --       --
                                 ---     ----      ---      ---     ----      ---      ---     ----      ---
     Total ..................      4     $198      .51%       2     $ 57      .15%       6     $255      .66%
                                 ===     ====      ===      ===     ====      ===      ===     ====      ===

      NON-PERFORMING ASSETS. The following table sets forth information regarding non-performing loans and real estate owned by First Federal Savings at the dates indicated. As of the dates indicated, First Federal Savings had no material restructured loans within the meaning of SFAS No. 15.

                                                                   AT
                                                               DECEMBER 31,
                                                             ----------------
                                                             2001        2000
                                                             ----        ----
                                                          (DOLLARS IN THOUSANDS)
Non-accruing loans: .....................................    $ --        $ --

Accruing loans delinquent more than 90 days:
  One- to four-family ...................................      57         299
                                                             ----        ----
     Total ..............................................      57         299
                                                             ----        ----

Foreclosed assets: ......................................     218          --
                                                             ----        ----

Total non-performing assets .............................    $274        $299
Total as a percentage of total assets ...................     .49%        .59%
                                                             ====        ====

      For the year ended December 31, 2001, First Federal Savings had no non-accruing loans, and therefore had no gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms. There was no interest income on such loans for the year ended December 31, 2001.

      The $57,000 of accruing loans delinquent more than 90 days at December 31, 2001, consisted of two loans to a single borrower secured by one- to four-family residences. The collateral was destroyed by fire and insurance proceeds covering this balance are in the process of being received.

      Foreclosed assets in the amount of $218,000 represent properties acquired by the Association from two borrowers at a sheriff's sale. Negotiations of sale are currently in process for one of the properties and the other is to be offered to potential investors. Full recovery of principal and related costs is anticipated during the first quarter of 2002.

      OTHER LOANS OF CONCERN. In addition to the non-performing loans set forth in the tables above, at December 31, 2001, there were no loans classified by First Federal Savings, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, First Federal Savings reviews loans in its portfolio monthly to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2001, First Federal Savings had classified none of its assets as substandard, none as doubtful and none as loss. These loans have been considered by management in its analysis of First Federal Savings' allowance for loan losses.

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

      At December 31, 2001, First Federal Savings had an allowance for loan losses of $175,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while First Federal Savings believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal Savings' loan portfolio, will not request First Federal Savings to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal Savings' financial condition and results of operations.

      First Federal Savings' management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

      The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                                   AT DECEMBER 31,
                                      -----------------------------------------------------------------------
                                                    2001                                   2000
                                      ----------------------------------   ----------------------------------
                                                               PERCENT                               PERCENT
                                                               OF LOANS                              OF LOANS
                                                     LOAN      IN EACH                    LOAN       IN EACH
                                      AMOUNT OF     AMOUNTS    CATEGORY    AMOUNT OF     AMOUNTS     CATEGORY
                                      LOAN LOSS       BY       TO TOTAL    LOAN LOSS       BY        TO TOTAL
                                      ALLOWANCE    CATEGORY      LOANS     ALLOWANCE    CATEGORY       LOANS
                                      ---------    --------    ---------   ---------    --------     --------
                                                             (DOLLARS IN THOUSANDS)
Real estate--One- to four-family      $   175      $38,671      100.00%      $   175      $36,244      100.00%
Real estate--commercial ........           --           --          --            --           --          --
Deposit loans ..................           --           --          --            --           --          --
Unallocated ....................           --           --          --            --           --          --
                                      -------      -------      ------       -------      -------      ------
     Total .....................      $   175      $38,671      100.00%      $   175      $36,244      100.00%
                                      =======      =======      ======       =======      =======      ======

      The following table sets forth information with respect to First Federal Savings' allowance for loan losses for the periods indicated.

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                     2001           2000
                                                   ---------      --------
                                                     (DOLLARS IN THOUSANDS)
Balance at beginning of period ..............      $     175      $    175
Charge-offs .................................             --            --
Recoveries ..................................             --            --
Net Charge-offs .............................             --            --
Additions charged to operations .............             --            --
                                                   ---------       -------
Balance at end of period ....................      $     175       $   175
                                                   =========       =======

Ratio of net charge-offs during the period to
  average loans outstanding during the period            N/A           N/A


Ratio of net charge-offs during the period to
 average non-performing assets ..............            N/A           N/A

Ratio of allowance for loan losses to loans
 receivable, net, at end of period ..........            .46%          .49%
                                                   =========       =======
Ratio of Allowance for Loan Losses to
 non-performing assets at end of period .....          63.87%        58.53%
                                                   =========       =======

INVESTMENT ACTIVITIES

      First Federal Savings is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Topeka, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. within certain regulatory limits, First Federal Savings may also invest a portion of its assets in commercial paper and corporate debt securities. savings institutions like First Federal Savings are also required to maintain an investment in FHLB stock. First Federal Savings is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 2001, First Federal Savings' liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 37.4%. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--liquidity and Capital Resources."

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

      OTHER INVESTMENTS. At December 31, 2001, First Federal Savings' investment securities consisted of u.s. government/federal agency securities, FHLB stock, Freddie Mac stock and other interest-earning assets. All of the U.S. government/federal agency securities are held to maturity. During 2001, First Federal Savings purchased 20,000 shares of Freddie Mac preferred stock. The Freddie Mac stock is accounted for as available for sale. The U.S. government/federal agency securities consisted primarily of Fannie Mae and Freddie Mac bonds and Federal Home Loan Bank bonds, with fixed rates of interest.

      The following table sets forth the composition of First Federal Savings' investment securities, net of premiums and discounts, at the dates indicated.

                                                                    AT DECEMBER 31,
                                                   ---------------------------------------------
                                                           2001                     2000
                                                   --------------------    ---------------------
                                                     BOOK       % OF         BOOK         % OF
                                                    VALUE       TOTAL        VALUE       TOTAL
                                                   ---------   --------    ----------    -------
                                                                (DOLLARS IN THOUSANDS)
Investment securities held to maturity:
  U.S. government/federal Agency securities......  $   5,500      34.32%       12,594      91.57%
Investment securities available for sale:
  Freddie Mac stock .............................      1,848      11.53           829       6.03

FHLB stock ......................................        380       2.37           330       2.40
                                                   ---------   --------    ----------    -------
     Total investment securities
      and FHLB stock ............................      7,728      48.22        13,753     100.00
                                                   ---------   --------    ----------    -------
Average remaining life of
  investment securities (1) .....................     13 yrs                    9 yrs

Other interest-earning assets:
  Interest-bearing deposits with banks ..........      8,300      51.78            --         --
                                                   ---------   --------    ----------    -------
     Total ......................................  $  16,028     100.00%       13,753     100.00%
                                                   =========   ========    ==========    =======

----------
(1) Average remaining life is subject to call provisions on all U.S. government/federal agency securities and excludes available-for-sale securities.

      INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for First Federal Savings' investment securities excluding FHLB Stock and Freddie Mac stock at December 31, 2001.

                                                                                    AT DECEMBER 31, 2001
                                                         -------------------------------------------------------------------
                                                          LESS
                                                          THAN 1     1 TO 5      5 TO 10    OVER 10      TOTAL INVESTMENT
                                                           YEAR       YEARS       YEARS      YEARS          SECURITIES
                                                         ---------  ---------   ---------  ----------  ----------------------
                                                           BOOK       BOOK        BOOK       BOOK        BOOK        MARKET
                                                           VALUE      VALUE       VALUE      VALUE       VALUE        VALUE
                                                         ---------  ---------   ---------  ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
U.S. GOVERNMENT/FEDERAL AGENCY SECURITIES...........     $    --    $     500   $   1,000  $    4,000  $   5,500   $   5,475

WEIGHTED AVERAGE YIELD..............................          --%        8.10%       6.20%       6.63%      6.68%

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

      First Federal Savings' deposits are obtained primarily from residents of its primary market area. During the first quarter of 2001, first federal savings began accepting additional brokered certificates of deposit from out-of-state sources for the purpose of raising funds during periods of strong loan demand. At December 31, 2001, First Federal Savings had approximately $7.3 million of brokered certificates of deposit.

      First Federal Savings' deposit products include non-interest bearing demand accounts, passbook accounts, money market accounts and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by First Federal Savings on a periodic basis. Management determines the rates and terms based on rates paid by competitors, First Federal Savings' needs for funds or liquidity, growth goals and federal and state regulations.

      SAVINGS PORTFOLIO. The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by First Federal Savings as of the dates indicated.

                                                                          AT DECEMBER 31,
                                                        --------------------------------------------------
                                                                  2001                     2000
                                                        -----------------------  -----------------------
                                                          AMOUNT      PERCENT      AMOUNT     PERCENT
                                                        -----------  ----------  ----------- -----------
                                                                     (DOLLARS IN THOUSANDS)
TRANSACTIONS AND SAVINGS DEPOSITS:
Non-interest bearing Accounts........................    $   167        0.44%      $    --          --%
Passbook Accounts....................................      4,108       10.90         3,019       10.59
Money Market Accounts................................      1,861        4.94         1,797        6.30
                                                         --------     ------       --------     ------

Total Non-Certificates...............................      6,136       16.28         4,816       16.89
                                                         --------     ------       --------     ------

CERTIFICATES:

 3.00 - 5.99%........................................     21,274       56.47        13,782       48.35
 6.00 - 7.99%........................................     10,261       27.25         9,906       34.76
                                                         --------     ------       --------     ------

Total Certificates...................................     31,535       83.72        23,688       83.11
                                                         --------     ------       --------     ------
Total Deposits.......................................    $37,671      100.00%      $28,504      100.00%
                                                         ========     ======       ========     ======

      DEPOSIT ACTIVITY. The following table sets forth the deposit activities of First Federal Savings for the periods indicated:

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                             2001         2000
                                                          ----------    ----------
                                                           (DOLLARS IN THOUSANDS)

Opening balance......................................     $  28,504     $  36,203
Deposits.............................................        23,330         2,002
Withdrawals..........................................        14,163        (9,701)
                                                          ----------    ---------

Ending balance.......................................     $  37,671     $  28,504
                                                          ==========    =========

Net increase (decrease)..............................     $   9,167     $  (7,699)
                                                          ==========    =========

Percent increase (decrease)..........................         32.16%       (21.27)%
                                                          ==========    =========

      TIME DEPOSIT MATURITY SCHEDULE. The following table shows rate and maturity information for First Federal Savings' certificates of deposit at December 31, 2001.

                                                       3.00-         6.00-                   PERCENT
                                                       5.99%         7.99%       TOTAL      OF TOTAL
                                                      -------      --------     -------     --------
                                                                 (DOLLARS IN THOUSANDS)
Certificate accounts maturing in quarter ending:

March 31, 2002 .................................      $ 1,712      $   861      $ 2,573          8 %
June 30, 2002 ..................................        2,125          924        3,049            9
September 30, 2002 .............................        1,150          365        1,515            5
December 31, 2002 ..............................        1,495          703        2,198            6
March 31, 2003 .................................        1,697        3,001        4,698           14
June 30, 2003 ..................................          729          876        1,605            5
September 30, 2003 .............................        6,383        1,555        7,938           25
December 31, 2003 ..............................        1,060           --        1,060            4
March 31, 2004 .................................        1,309           --        1,309            5
June 30, 2004 ..................................          726           --          726            3
September 30, 2004 .............................          382           --          382            2
December 31, 2004 ..............................          126           --          126            1
Thereafter .....................................        2,380        1,976        4,356           13
                                                      -------      -------      -------      -------

   Total .......................................      $21,274      $10,261      $31,535       100.00%
                                                      =======      =======      =======      =======

   Percent of Total ............................        67.46%       32.54%      100.00%
                                                      =======      =======      =======

         The following table indicates the amount of First Federal Savings' jumbo certificates of deposit and other certificates of deposit by time remaining until maturity at December 31, 2001.

                                                             MATURITY
                                              ----------------------------------------
                                                            OVER      OVER
                                              3 MONTHS     3 TO 6    6 TO 12    OVER 12
                                               OR LESS     MONTHS     MONTHS     MONTHS     TOTAL
                                               -------    -------    -------    -------    -------
                                                                (IN THOUSANDS)
Certificates of deposit less than $100,000     $ 1,973    $ 2,158    $ 2,909    $17,126    $24,166

Certificates of deposit of $100,000 or more        600        891        804      5,074      7,369
                                               -------    -------    -------    -------    -------

Total certificates of deposit .............    $ 2,573    $ 3,049    $ 3,713    $22,200    $31,535
                                               =======    =======    =======    =======    =======

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

      At December 31, 2001, First Federal Savings had available credit lines of approximately $2.6 million from the FHLB of Topeka, contingent upon additional purchase of FHLB stock. First Federal Savings had $5.0 million of FHLB advances outstanding at December 31, 2001.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances, for the periods indicated.

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                            2001        2000
                                                           ------      ------
                                                              (IN THOUSANDS)
MAXIMUM BALANCE:

  FHLB advances .........................................  $6,600      $6,600

AVERAGE BALANCE:

  FHLB advances .........................................   5,548       2,610

      The following table sets forth certain information as to First Federal Savings' FHLB advances at the dates indicated.

                                                              AT DECEMBER 31,
                                                          ---------------------
                                                            2001         2000
                                                          --------     --------

FHLB advances ........................................      $5,000       $6,600

Weighted average interest rate of FHLB advances ......        5.88%        6.48%

EMPLOYEES

      At December 31, 2001, First Federal Savings had a total of three full-time and no part-time employees. First Federal Savings' employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

SERVICE CORPORATION ACTIVITIES

      As a federally chartered savings association, First Federal Savings is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. First Federal Savings may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At December 31, 2001, First Federal Savings had no subsidiaries.

FIRST FEDERAL SAVINGS' MARKET AREA

      First Federal Savings considers its primary market area to consist of Johnson County, Kansas, with a concentration of business activity in the city of Olathe, which is the county seat, and the immediate surrounding area. Johnson County is part of the Kansas City metropolitan statistical area. Olathe and the surrounding areas have experienced increases in population as the Kansas City outer suburbs have expanded. Since 1990, Johnson County has experienced significant increases in population. The Johnson County population has increased from approximately

355,000 in 1990 to approximately 460,000 in 2001. Employment in Johnson County is generally diversified, including employment in services, wholesale and retail trade and government.

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

NEW ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets". This statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not expected to have a material effect on the financial statements of the Company.

      The FASB recently adopted SFAS 143, "Accounting for Asset Retirement Obligations". This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the financial statements of the Company.

      The FASB recently adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of". This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discounted operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement is not intended to have a material effect on the financial statements of the Company.

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

      FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System, consisting of 12 banks, is under the jurisdiction of the Federal Housing Finance Board. First Federal Savings is a member of the Federal Home Loan Bank of Topeka. First Federal Savings holds shares of capital stock in the Federal Home Loan Bank of Topeka in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank of Topeka. First Federal Savings holds an investment in Federal Home Loan Bank of Topeka stock of $380,000 at December 31, 2001. Among other benefits, the Federal Home Loan Bank of Topeka provides a central credit facility primarily for member institutions.

      INSURANCE OF DEPOSIT ACCOUNTS. The FDIC has adopted a risk-based deposit insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The FDIC is authorized to raise the assessment rates. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the FDIC, it could have an adverse effect on the earnings of the Association.

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

      LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain liquid assets in an amount that would ensure the institution's safe and sound operation. The Association's liquidity ratio at December 31, 2001 was 37.4%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      PROMPT CORRECTIVE ACTION. Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk- based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At December 31, 2001, First Federal Savings was categorized as "well capitalized" under the prompt corrective action regulations.

      STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

      QUALIFIED THRIFT LENDER TEST. As a federal savings institution, the Association is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2001, the Association met the qualified thrift lender test.

      CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

      The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

      The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge.

      At December 31, 2001, First Federal Savings had tangible capital of $11.6 million, or 20.3% of adjusted total assets, which is approximately $10.8 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2001, First Federal Savings had core capital equal to $11.6 million, or 20.3% of adjusted total assets, which is $9.3 million above the minimum leverage ratio requirement of 4% as in effect on that date. At December 31, 2001, First Federal Savings had total risk based capital of $12.2 million (including approximately $11.6 million in core capital and $.6 million in qualifying supplementary capital) and risk-weighted assets of $25.0 million (with no converted off-balance sheet assets); or total capital of 48.7% of risk-weighted assets. This amount was $10.2 million above the 8% requirement in effect on that date.

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

FEDERAL RESERVE SYSTEM

      The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2001 First Federal Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

      Savings and loan associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

                                    TAXATION

FEDERAL TAXATION

      First Federal of Olathe Bancorp and First Federal Savings report their income using the accrual method of accounting and will be taxed under federal income tax laws in the same manner as other corporations with some exceptions, including particularly First Federal Savings' reserve for bad debts discussed below. First Federal of Olathe Bancorp's and First Federal Savings' tax years end on December 31 of each year. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal Savings or First Federal of Olathe Bancorp.

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

EXECUTIVE OFFICERS OF FIRST FEDERAL SAVINGS AND FIRST FEDERAL OF OLATHE BANCORP WHO ARE NOT DIRECTORS

      None.

ITEM 2. DESCRIPTION OF PROPERTY

      At December 31, 2001, First Federal Savings conducted its business from its headquarters and sole office located at 100 East Park, Olathe, Kansas. First Federal Savings' main office is leased, with the lease term expiring in 2004. The estimated net book value of First Federal Savings' leasehold improvements, and furniture and equipment at December 31, 2001 was approximately $8,080.

      First Federal Savings believes that its current facilities are adequate to meet the present needs of First Federal Savings and its holding company. However, if First Federal Savings determines to expand its staff, First Federal Savings may need to obtain new facilities or expand its existing facility.

ITEM 3. LEGAL PROCEEDINGS

      First Federal Savings is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. At December 31, 2001, First Federal Savings was not involved in any legal proceedings that it believes would have a material adverse effect on the financial condition or operations of First Federal Savings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      Page 43 of the attached 2001 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Pages 5 to 14 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7. FINANCIAL STATEMENTS

      Pages 15 to 42 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning Directors of the Registrant is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2002.

ITEM 10. EXECUTIVE COMPENSATION

      Information concerning executive compensation is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and transactions is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2002.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

      (a)(1) FINANCIAL STATEMENTS:

      The following information appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                                             Page in
                                                                                              Annual
               Annual Report Section                                                          Report
               ---------------------                                                          ------
Report of Independent Auditors............................................................      15

Consolidated Balance Sheets at December 31, 2001 and 2000.................................     16-17

Consolidated Statements of Income for the Years ended December 31, 2001 and 2000..........      18

Consolidated Statements of Changes in Stockholders' Equity for the Years ended
   December 31, 2001 and 2000.............................................................      19

Consolidated Statements of Cash Flows for the Years ended December 31, 2001 and 2000......      20

Notes to Consolidated Financial Statements................................................      21

      (a)(2) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

      (a)(3) EXHIBITS - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

                                                                  Reference to
Regulation                                                      Prior Filing or
S-B Exhibit                                                      Exhibit Number
  Number                     Document                           Attached Hereto
-----------  -------------------------------------              ---------------
  2          Plan of acquisition, reorganization,                       None
             arrangement, liquidation or succession

  3.1        Articles of Incorporation                                   *

  3.2        Bylaws                                                      *

  4          Instruments defining the rights of                          *
             security holders, including indentures

  9          Voting trust agreement                                     None

 10.1        Stock Option Plan                                          **

 10.2        Recognition and Retention Plan                             **

 10.3        Form of Employment Agreement for Mitch Ashlock.             *

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

 22          Published report regarding matters                         None
              submitted to vote of security holders

 23          Consent of experts and counsel                             None

 24          Power of Attorney                                      Not Required

 28          Information from reports furnished to                      None
              State insurance regulatory authorities

                                                                  Reference to
Regulation                                                      Prior Filing or
S-B Exhibit                                                      Exhibit Number
  Number                     Document                           Attached Hereto
-----------  -------------------------------------              ---------------
 99          Additional exhibits                                        None

----------
      *Filed on December 16, 1999, as exhibits to the Registrant's Form SB-2 registration statement (Registration No. 333-92929), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-B.

      **Filed on March 30, 2001, as exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-30680).

      (b) REPORTS ON FORM 8-K -- A Form 8-K was filed on December 6, 2001 to report under Item 5 of the Form 8-K the declaration of a special cash distribution of $4.00 per share.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST FEDERAL OF OLATHE BANCORP, INC.


Date: March 28, 2002                    By: /s/ MITCH ASHLOCK
                                           -------------------------------------
                                           Mitch Ashlock, Chief Executive
                                             Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ MITCH ASHLOCK                   By: /s/ DONALD K. ASHLOCK
   --------------------------------        -------------------------------------
   Mitch Ashlock, Chief Executive          Donald K. Ashlock, Chairman of the
     Officer and Director                    Board
   (Principal Executive, Financial
     and Accounting Officer)

Date: March 28, 2002                    Date: March 28, 2002


By: /s/ JOHN M. BOWEN                   By: /s/ CARL R. PALMER
   --------------------------------        -------------------------------------
   John M. Bowen, Director                 Carl R. Palmer, Director

Date: March 28, 2002                    Date: March 28, 2002


By: /s/ MARVIN E. WOLLEN
   --------------------------------
   Marvin E. Wollen, Director

Date: March 28, 2002

                                INDEX TO EXHIBITS

Exhibit 13        2001 Annual Report to Stockholders
Exhibit 21        Subsidiaries of the Registrant