Form 10QSB
period 2002-03-31
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2002-05-15
CIK 1100553

                                                       -------------------------
                                                                  OMB
                                                                APPROVAL
                                                       -------------------------
                               UNITED STATES            OMB Number: 3235-0416
                    SECURITIES AND EXCHANGE COMMISSION -------------------------
                          WASHINGTON, D.C. 20549        Expires: April 30, 2003
                                                       -------------------------
                               FORM 10-QSB             Estimated average burden
                                                       hours per response: 32.00
(Mark One)                                             -------------------------

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended         March 31, 2002
                                              ---------------------------------


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from                 to
                                               ---------------    --------------

                Commission file number                  0-30680
                                       -----------------------------------------

                      First Federal of Olathe Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Kansas                                          48-1226075
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                     100 East Park Street, Olathe, KS 66061
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

    (    913    )          782       -           0026
    -------------     -------------     ----------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        513,726 common stock, par value $.01 per share, as of May 1, 2002
        -----------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):   Yes [ ]     No [x]


                                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                                   FORM 10-QSB
                                        THREE MONTHS ENDED MARCH 31, 2002


                                         PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-B is
included in this Form 10-QSB as referenced below:

                                                                                                       PAGE
         Item 1.    CONSOLIDATED FINANCIAL STATEMENTS
               Consolidated Balance Sheets at
               March 31, 2002 (Unaudited) and December 31, 2001......................................    3

               Consolidated Statements of Income (Unaudited) for the Three Months
               Ended March 31, 2002 and 2001.........................................................    4

               Consolidated Statement of Stockholders' Equity (Unaudited)
               for the Three Months Ended March 31, 2002.............................................    5

               Consolidated Statements of Cash Flows (Unaudited) for
               the Three Months Ended March 31, 2002 and 2001........................................    6

               Notes to Consolidated Financial Statements (Unaudited)................................    7

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS..........................................    8


                                         PART II - OTHER INFORMATION

         Item 1.    LEGAL PROCEEDINGS................................................................   12

         Item 2.    CHANGES IN SECURITIES............................................................   12

         Item 3.    DEFAULTS UPON SENIOR SECURITIES..................................................   12

         Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................   12

         Item 5.    OTHER INFORMATION................................................................   12

         Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................................   12

         Signatures .................................................................................   13


                                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                           CONSOLIDATED BALANCE SHEETS


                                                                                  MARCH 31,            DECEMBER 31,
                                                                                     2002                  2001
                                                                            -------------------------------------------------
                                                                                 (UNAUDITED)
ASSETS
        Cash and cash equivalents
           Cash and non-interest earning deposits                             $        951,436      $        317,541
           Federal funds sold                                                        7,000,000             8,300,000
                                                                               ---------------       ---------------
               Total cash and cash equivalents                                       7,951,436             8,617,541
           Held-to-maturity securities, at cost                                      5,500,000             5,500,000
           Available-for-sale securities                                             1,854,222             1,847,909
           Federal Home Loan Bank stock, at cost                                       380,000               380,000
           Loans, net of deferred loan fees and allowance for loan
              losses                                                                38,134,105            38,414,852
           Accrued interest and dividend receivable                                    374,583               331,605
           Equipment, net of accumulated depreciation                                    6,623                 8,081
           Refundable income taxes                                                      19,918               117,918
           Other real estate owned                                                     217,882               217,882
           Other assets                                                                  6,682                    --
                                                                               ---------------       ---------------

               Total assets                                                   $     54,445,451      $     55,435,788
                                                                               ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
        Deposits                                                              $     37,027,593      $     37,670,610
        Dividends payable                                                                   --                93,844
        Advances from borrowers for taxes and insurance                                197,298                 1,190
        Interest payable on deposits                                                   332,874                54,044
        Advances from the Federal Home Loan Bank                                     4,000,000             5,000,000
        Accrued expenses                                                               118,392                85,530
        Deferred income taxes                                                          288,975               289,802
                                                                               ---------------       ---------------

               Total liabilities                                                    41,965,132            43,195,020
                                                                               ---------------       ---------------

    STOCKHOLDERS' EQUITY
        Common stock, $.01 par value, 4,000,000 shares
          authorized, 556,328 shares issued, 513,726
          outstanding in 2002 and 2001                                                   5,563                 5,563
        Additional paid-in capital                                                   3,350,119             3,336,145
        Retained earnings                                                           10,181,621             9,996,392
        Unearned ESOP shares                                                          (280,692)             (291,696)
        Deferred compensation                                                         (314,899)             (340,203)
        Accumulated other comprehensive income
           Unrealized appreciation on available-for-sale
              securities, net of income taxes of $304,000
              in 2002 and $301,000 in 2001                                             539,688               535,648
                                                                               ---------------       ---------------
                                                                                    13,481,400            13,241,849
        Treasury stock, at cost, 42,602 shares                                      (1,001,081)           (1,001,081)
                                                                               ---------------       ---------------

               Total stockholders' equity                                           12,480,319            12,240,768
                                                                               ---------------       ---------------

               Total liabilities and stockholders' equity                     $     54,445,451      $     55,435,788
                                                                               ===============       ===============

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                          3



                                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF INCOME
                                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                   (UNAUDITED)


                                                                                   2002                2001
                                                                            ----------------------------------------
    INTEREST AND DIVIDEND INCOME
        Loans                                                                   $     823,037      $     801,113
        Investment securities                                                         115,625            202,804
        Cash and cash equivalents                                                      31,881             41,599
        Equity securities                                                                  --              2,630
                                                                                -------------      -------------

               Total interest and dividend income                                     970,543          1,048,146
                                                                                -------------      -------------

    INTEREST EXPENSE
        Deposits                                                                      447,396            407,354
        Federal Home Loan Bank advances                                                59,485            100,396
                                                                                -------------      -------------

               Total interest expense                                                 506,881            507,750
                                                                                -------------      -------------

    NET INTEREST AND DIVIDEND INCOME                                                  463,662            540,396
                                                                                -------------      -------------

    NON-INTEREST INCOME
        Service charges and other fees                                                  4,733              4,332
                                                                                -------------      -------------

    NON-INTEREST EXPENSE
        Salaries and related payroll expenses                                          72,667             30,459
        Federal insurance premiums                                                      6,683              5,600
        Directors' fees                                                                14,220             14,220
        Occupancy of premises                                                          15,764             16,447
        Professional fees                                                              19,301             42,892
        Other general and administrative expenses                                      59,631              7,123
                                                                                -------------      -------------

               Total non-interest expense                                             188,266            116,741
                                                                                -------------      -------------

    INCOME BEFORE INCOME TAXES                                                        280,129            427,987

    INCOME TAX PROVISION                                                               94,900            160,000
                                                                                -------------      -------------

    NET INCOME                                                                  $     185,229      $     267,987
                                                                                 ============       ============

    EARNINGS PER SHARE - BASIC                                                  $         .38      $         .52
                                                                                 ============       ============

    EARNINGS PER SHARE - DILUTED                                                $         .38      $         .52
                                                                                 ============       ============



SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                      4



                                                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        THREE MONTHS ENDED MARCH 31, 2002
                                                                   (UNAUDITED)


                                                                                                                       ACCUMULATED
                                      COMPRE-                   ADDITIONAL                  UNEARNED     DEFERRED         OTHER
                                      HENSIVE       COMMON       PAID-IN       RETAINED       ESOP        COMPEN-     COMPREHENSIVE
                                       INCOME        STOCK       CAPITAL       EARNINGS      SHARES       SATION         INCOME
                                    ------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001                        $     5,563  $ 3,336,145   $ 9,996,392   $  (291,696) $  (340,203) $     535,648

    Net income                      $   185,229            --           --       185,229            --           --             --

    Other comprehensive income
      Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $2,300              4,040            --           --            --            --           --          4,040

    Compensation cost on
      awards issued under
      recognition plan                       --            --           --            --            --       25,304             --

    ESOP shares released                     --            --       13,974            --        11,004           --             --
                                     ----------    ----------   ----------    ----------    ----------   ----------   ------------

                                    $   189,269
                                     ==========
BALANCE, MARCH 31, 2002                           $    5,563   $ 3,350,119   $10,181,621   $ (280,692)  $ (314,899)  $     539,688
                                                   ==========   ==========    ==========    ==========   ==========   ============


                                     TREASURY      TOTAL
                                       STOCK       EQUITY
                                    ------------------------
BALANCE, DECEMBER 31, 2001          $(1,001,081) $12,240,768

    Net income                               --      185,229

    Other comprehensive income
      Change in unrealized
      appreciation on
      available-for-sale
      securities, net of
      income taxes of $2,300                 --        4,040

    Compensation cost on
      awards issued under
      recognition plan                       --       25,304

    ESOP shares released                     --       24,978
                                    -----------   ----------



BALANCE, MARCH 31, 2002            $ (1,001,081) $12,480,319
                                    ===========   ==========

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                                        5



                                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                   (UNAUDITED)

                                                                                           2002                  2001
                                                                                    -------------------- ---------------------
    OPERATING ACTIVITIES
        Net income                                                                    $        185,229     $        267,987
        Items not requiring (providing) cash
           Depreciation                                                                          1,458                1,458
           Accretion of discounts on securities                                                     --               (5,939)
           Deferred income taxes                                                                (3,100)                  --
           Compensation expense recognized on allocated ESOP shares                             24,978                   --
           Compensation expense on 2001 Recognition and Retention Plan                          25,304                   --
        Changes in
           Accrued interest and dividends                                                      (42,978)              21,848
           Other assets                                                                         (6,682)              (7,899)
           Interest payable on deposits                                                        278,830              286,022
           Accrued expenses                                                                     32,862               (7,235)
           Income taxes                                                                         98,000              131,251
                                                                                       ---------------      ---------------

               Net cash provided by operating activities                                       593,901              687,493
                                                                                       ---------------      ---------------

    INVESTING ACTIVITIES
        Net collections (originations) of loans                                                280,747             (537,184)
        Purchase of FHLB stock                                                                      --              (50,000)
        Proceeds from maturities of held-to-maturity securities                                     --            2,100,000
                                                                                       ---------------      ---------------

               Net cash provided by investing activities                                       280,747            1,512,816
                                                                                       ---------------      ---------------

    FINANCING ACTIVITIES
        Net increase (decrease) in deposits                                                   (643,017)           4,108,635
        FHLB repayments                                                                     (1,000,000)            (600,000)
        Dividends paid                                                                         (93,844)            (102,364)
        Net increase in advances from borrowers for taxes and insurance                        196,108              211,145
                                                                                       ---------------      ---------------

               Net cash provided by (used in) financing activities                          (1,540,753)           3,617,416
                                                                                       ---------------      ---------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (666,105)           5,817,725

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           8,617,541              132,860
                                                                                       ---------------      ---------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $      7,951,436     $      5,950,585
                                                                                       ===============      ===============

    ADDITIONAL CASH PAYMENT INFORMATION
        Interest paid                                                                 $        228,051     $        221,728
                                                                                       ===============      ===============

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                                 6


                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the Company's consolidated financial position, results of its operations, changes in stockholders' equity and cash flows for the periods presented.

     Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB filed with the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

     The results of operations and other data for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the full year.

NOTE 2:  EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

     The computation of per share earnings for the three months ended March 31, 2002 and 2001 is as follows:

                                                                2002                2001
                                                         ----------------------------------------
                                                             (UNAUDITED)        (UNAUDITED)
        Net income                                         $        185,229   $        267,987
                                                            ===============    ===============

        Average common shares outstanding                           485,656            512,833
        Average common share stock options outstanding                4,852                 --
                                                            ---------------    ---------------

        Average diluted common shares                               490,508            512,833
                                                            ===============    ===============

        Basic earnings per share                                        .38                .52
                                                            ===============    ===============

        Diluted earnings per share                                      .38                .52
                                                            ===============    ===============

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion compares the consolidated financial condition of First Federal of Olathe Bancorp, Inc. (the "Company") at March 31, 2002 to December 31, 2001 and the results of operations for the three months ended March 31, 2002 with the corresponding period in 2001. Currently, the business and management of First Federal of Olathe Bancorp, Inc. is primarily the business and management of First Federal Savings and Loan Association of Olathe (the "Association"). This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

FINANCIAL CONDITION

     Total assets decreased by $1.0 million, or 1.79%, to $54.4 million at March 31, 2002 from $55.4 million at December 31, 2001. This decrease consisted of a decrease of $1.3 million in federal funds sold, and a decrease of $.3 million in mortgage loans partially offset by an increase of $.6 million in cash primarily. These changes were fueled by the net payoffs received on loans to increase cash balances and the $1.0 million repayment on FHLB advances during the period.

     Mortgage loans decreased $.3 million, or .7%, to $38.1 million at March 31, 2002 from $38.4 million at December 31, 2001. The decrease reflects loan payoffs by customers refinancing with other financial institutions.

     Deposits decreased $.6 million, or 1.7%, to $37.1 million at March 31, 2002 from $37.7 million at December 31, 2001. The average yield on savings accounts during that period was approximately 1.5%, while 182-day certificates of deposit yielded approximately 3.3%. Brokered deposits remained constant at $7.3 million for March 31, 2002 and December 31, 2001.

     Advances from the Federal Home Loan Bank decreased $1.0 million, or 20.0%, to $4.0 million at March 31, 2002 from $5.0 million at December 31, 2001. The decrease is due to $1.0 million in note advances being paid off at maturity in January 2002.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total stockholders' equity increased $.2 million, or 2.0 %, to $12.4 million at March 31, 2002 from $12.2 million at December 31, 2001. The change is primarily comprised of net income to date.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     NET INCOME. Net income for the quarter ended March 31, 2002 was $185,229 compared to net income of $267,987 for the quarter ended March 31, 2001. This represents an $82,758, or 30.9%, decrease. The decrease was due principally to the recognition of compensation cost related to the Recognition and Retention Plan (RRP) that was approved by the Company's stockholders on April 25, 2001 and to the Employee Stock Ownership Plan
     (ESOP). Total compensation cost recognized under the RRP amounted to $25,304 and under the ESOP amounted to $24,978 for the quarter ended March 31, 2002. In addition, the interest earned on investment securities decreased $87,179 from the quarter ended March 31, 2001 due to several calls on securities during the last half of 2001.

     Basic earnings per share (EPS) decreased 26.9% to $.38 in the three-month period ended March 31, 2002 from $.52 in the same period of 2001. The Company's annualized return on average assets for the quarters ended March 31, 2002 and 2001 were 1.4% and 2.0%, respectively. The annualized return on average stockholders' equity amounted to 6.0% and 7.1% for the quarters ended March 31, 2002 and 2001, respectively.

     NET INTEREST INCOME. For the quarter ended March 31, 2002, net interest income decreased by $76,734, or 14.2%, to $463,662 from $540,396. This reflects a decrease of $77,603, or 7.4%, in interest income to $970,543 for the quarter ended March 31, 2002 from $1,048,146 for the quarter ended March 31, 2001, and a decrease of $869, or .2%, in interest expense to $506,881 for the quarter ended March 31, 2002 from $507,750 for the quarter ended March 31, 2001. The net interest margin decreased to 3.4% for the first quarter of 2002, as compared to 4.0% for the first quarter of 2001.

     Interest income decreased principally as a result of the decrease in interest rates on interest-earning assets. The annualized yield on average interest-earning assets decreased to 7.16% for the first quarter of 2002 from 7.8% for the first quarter of 2001, while average interest-earning assets increased $.5 million to $54.3 million at March 31, 2002 from $53.8 million at March 31, 2001. The decrease in rates was partially attributable to the Federal Reserve Bank lowering rates 11 times in 2001. In addition, the average yield on loans deceased to 8.5% for the three months ended March 31, 2002 as compared to 8.8% for the three months ended March 31, 2001.

     The interest expense decrease is attributed partially to the payoff of $1.0 million in advances due to the Federal Home Loan Bank in January 2002. The interest expense on Federal Home Loan Bank advances decreased $40,911, or 40.7%, to $59,485 for the first quarter of 2002 from $100,396 for the same period in 2001, which reflected the decrease in the average outstanding balance and the decrease on average rates from 6.3% to 5.9% on advances from the Federal Home Loan Bank.

     Interest expense on deposits increased $40,042, or 9.8%, to $447,396 for the first quarter of 2002 from $407,354 for the same period in 2001, which reflected the increase in the average outstanding deposit balances to $37.2 million for 2002 from $31.6 million in 2001 and the decrease in the

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     average yield on deposits to 4.8% during the period ended March 31, 2002 from 5.2% for the same period in 2001. The decrease in the interest rates on deposits is a result of the Federal Reserve Bank cutting rates during 2001.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 at March 31, 2002 and at December 31, 2001. Although no additions were made to the allowance during 2002, management continues to closely assess the loan portfolio for inherent losses and reports all loans greater than 30 days past due to the Board of Directors. In addition, detail review and discussion occurs with management and the Board for those loans that approach the 60 and 90 days past due levels.

     At March 31, 2002 and December 31, 2001, the allowance for loan losses represents .5% of net loans for each period. Non-performing loans at March 31, 2002 and December 31, 2001 represents 32.6% and 32.8%, respectively of the allowances for loan losses. Loans in the over 90-day category amounted to $57,100 and $57,400, or .1% and .1%, of total assets as of March 31, 2002 and December 31, 2001, respectively.

     NON-INTEREST EXPENSE. Non-interest expense increased $71,525 to $188,266 for the quarter ended March 31, 2002 from $116,741 for the quarter ended March 31, 2001. This increase was principally due to compensation cost recognized in first quarter 2002 in the amount of $25,304 on the 2001 RRP that originated in the second quarter of 2001 and $24,978 on the ESOP, which reflected an increase in market value of the Company's stock from March 31, 2001 to March 31, 2002.

     INCOME TAXES. Income taxes decreased by $65,100 to $94,900 for the quarter ended March 31, 2002 from $160,000 for the quarter ended March 31, 2001. The effective tax rates were 33.9% and 37.4% for the quarter ended March 31, 2002 and 2001, respectively.

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

     The Association's most liquid assets are cash and cash equivalents, which include overnight deposits at First National Bank of Olathe and the FHLB of Topeka. The levels of these assets are dependent on the Association's operating, financing, lending and investment activities during any given period. At March 31, 2002 and December 31, 2001, cash and cash equivalents were $8.0 million and $8.6 million, respectively. The decrease in cash and cash equivalents at March 31, 2002, compared to December 31, 2001, resulted primarily from the payoff of a $1.0 million FHLB advance due in January 2002.

     Liquidity management for the Association is both an ongoing and long-term function of the Association's asset/liability management strategy. Excess funds generally are invested in

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     overnight deposits at the FHLB of Topeka and the First National Bank of Olathe. Should the Association require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Association could pledge its mortgage loans, FHLB stock or certain other assets as collateral for such advances. At March 31, 2002, the Association had a balance of $4.0 million in FHLB advances. The Association had unused FHLB advances of approximately $2.6 million at March 31, 2002.

     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At March 31, 2002, the Association exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 21.3%, 21.3% and 50.3%, respectively.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike industrial companies, virtually all of the Association's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Association's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2002

                           PART II - OTHER INFORMATION

                            ITEM 1: LEGAL PROCEEDINGS

Neither the Company nor the Association is a party to any material legal proceedings at this time. From time-to-time, the Association may be involved in various claims and legal actions arising in the ordinary course of business.

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

                                        FIRST FEDERAL OF OLATHE BANCORP, INC.


     Date: May 13, 2001                 By       /s/ Mitch Ashlock
                                          -----------------------------------
                                          Mitch Ashlock, President and
                                                 Chief Executive Officer
                                          (Duly authorized officer and principal
                                          executive and financial officer)