Form 10QSB
period 2002-06-30
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2002-08-09
CIK 1100553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended           June 30, 2002
                                             -----------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from               to
                                              --------------     ---------------

                Commission file number 0-30680
                                              ----------------------------------

                      First Federal of Olathe Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Kansas                                      48-1226075
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                     100 East Park Street, Olathe, KS 66061
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

  (     913      )        782        -       0026
   -------------- ------------------   -----------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 496,471 COMMON STOCK, PAR VALUE $.01 PER SHARE, AS OF JULY 12, 2002

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [x]

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                    THREE AND SIX MONTHS ENDED JUNE 30, 2002


PART I - FINANCIAL INFORMATION


Interim Financial Information required by Rule 10-01 of Regulation S-X and Item
   303 of Regulation S-B is included in this Form 10-QSB as referenced below:


    ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001................3

        Consolidated Statements of Income (Unaudited) for the Three Months and

            Six Months Ended June 30, 2002 and 2001...................................................4

        Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the

           Six Months Ended June 30, 2002.............................................................5

        Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended

           June 30, 2002 and 2001.....................................................................6

        Notes to Consolidated Financial Statements (Unaudited)........................................7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                  AND RESULTS OF OPERATIONS...........................................................9

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS.......................................................................15

    ITEM 2.  CHANGES IN SECURITIES...................................................................15

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................................................15

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................15

    ITEM 5.  OTHER INFORMATION.......................................................................15

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................16

        Signatures...................................................................................17

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    2002                2001
                                                                             -------------------------------------
                                                                                (Unaudited)
ASSETS
        Cash and cash equivalents:
           Cash and non-interest earning deposits                              $       11,347      $     317,541
           Federal funds sold                                                       9,100,000          8,300,000
                                                                               --------------      -------------
               Total cash and cash equivalents
        Held-to-maturity securities, at cost                                        3,000,000          5,500,000
        Available-for-sale securities                                               1,870,671          1,847,909
        Federal Home Loan Bank stock, at cost                                         380,000            380,000
        Loans, net of deferred loan fees and allowance for loan losses             38,471,169         38,414,852
        Accrued interest and dividends                                                333,652            331,605
        Equipment, net of accumulated depreciation                                      5,165              8,081
        Other real estate owned
                                                                                      157,774            217,882
        Refundable income taxes                                                            --            117,918
                                                                               --------------      -------------

               Total assets                                                    $   53,329,778      $  55,435,788
                                                                               ==============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    LIABILITIES
        Deposits                                                               $   36,366,459      $  37,670,610
        Dividends payable                                                              90,393             93,844
        Advances from borrowers for taxes and insurance                               176,153              1,190
        Interest payable on deposits                                                   92,468             54,044
        Advances from the Federal Home Loan Bank                                    4,000,000          5,000,000
        Accrued expenses                                                               89,951             85,530
        Deferred income taxes                                                         269,697            289,802
        Income taxes payable                                                           21,581                 --
                                                                               --------------      -------------

               Total liabilities                                                   41,106,702         43,195,020
                                                                               --------------      -------------

    STOCKHOLDERS' EQUITY
        Common stock, $.01 par value, 4,000,000 shares authorized,
          556,328 shares issued and outstanding in 2002 and 2001                        5,563              5,563
        Additional paid-in capital                                                  3,364,346          3,336,145
        Retained earnings                                                          10,254,085          9,996,392
        Unearned ESOP shares                                                         (269,688)          (291,696)
        Deferred compensation                                                        (289,313)          (340,203)
        Accumulated other comprehensive income
           Unrealized appreciation on available-for-sale securities,
              net of income taxes of $309,000 in 2002 and $301,000 in
              2001                                                                    550,216            535,648
                                                                               --------------      -------------

        Treasury stock, at cost, 59,857 and 42,602 shares in 2002
          and 2001, respectively                                                   (1,392,133)        (1,001,081)
                                                                               --------------      -------------

               Total stockholders' equity                                          12,223,076         12,240,768
                                                                               --------------      -------------

               Total liabilities and stockholders' equity                      $   53,329,778      $  55,435,788
                                                                               ==============      =============

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   3

                     FIRST FEDERAL OF OLATHE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                          JUNE 30,
                                                           2002             2001             2002             2001
                                                     -------------------------------------------------------------------
    INTEREST AND DIVIDEND INCOME
        Loans                                          $  809,331       $  830,616       $  1,632,368      $  1,631,729
        Investment securities                             104,856          194,845            220,481           397,649
        Cash and cash equivalents                          37,637           50,742             69,518            92,341
        Equity securities                                   4,685           11,072              4,685            13,702
                                                       ----------       ----------       ------------      ------------

               Total interest and dividend income         956,509        1,087,275          1,927,052         2,135,421
                                                       ----------       ----------       ------------      ------------

    INTEREST EXPENSE
        Deposits                                          443,208          448,658            890,604           856,012
        Federal Home Loan Bank advances                    59,686           89,802            119,171           190,198
                                                       ----------       ----------       ------------      ------------

               Total interest expense                     502,894          538,460          1,009,775         1,046,210
                                                       ----------       ----------       ------------      ------------

    NET INTEREST AND DIVIDEND INCOME                      453,615          548,815            917,277         1,089,211
                                                       ----------       ----------       ------------      ------------

    NON-INTEREST INCOME
        Service charges and other fees                      6,639           20,180             11,372            24,512
                                                       ----------       ----------       ------------      ------------

    NON-INTEREST EXPENSE
        Salaries and related payroll expenses              70,786          172,772            143,453           203,231
        Federal insurance premiums                          6,682            5,500             13,365            11,100
        Directors' fees                                    13,820           14,220             28,040            28,440
        Occupancy of premises                              12,672           10,932             28,436            27,379
        Professional fees                                  64,915           73,299             84,216           116,191
        Other general and administrative expenses             355           23,447             59,986            30,570
                                                       ----------       ----------       ------------      ------------

               Total non-interest expense                 169,230          300,170            357,496           416,911
                                                       ----------       ----------       ------------      ------------

    INCOME BEFORE INCOME TAXES

    INCOME TAX PROVISION                                  125,100           87,500            220,000           247,500
                                                       ----------       ----------       ------------      ------------

    NET INCOME                                         $  165,924       $  181,325       $    351,153      $    449,312
                                                       ==========       ==========       ============      ============

    EARNINGS PER SHARE - BASIC                         $      .35       $      .35       $        .73      $        .87
                                                        =========        =========        ===========       ===========

    EARNINGS PER SHARE - DILUTED                       $      .35       $      .35       $        .73      $        .87
                                                        =========        =========        ===========       ===========

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   4

                     FIRST FEDERAL OF OLATHE BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)




                                       COMPRE-                    ADDITIONAL                   UNEARNED
                                       HENSIVE        COMMON       PAID-IN       RETAINED        ESOP        DEFERRED
                                        INCOME        STOCK        CAPITAL       EARNINGS       SHARES     COMPENSATION
                                    ------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2002                           $      5,563   $ 3,336,145  $  9,996,392  $   (291,696)  $  (340,203)

    Net income                       $  351,153                                     351,153

    Other comprehensive income
       Change in unrealized
          appreciation on
          available for sale
          securities, net of
          income taxes of $8,000         14,568

    Dividends on common stock
      ($.20 per share)                                                              (90,393)

    Compensation cost on awards
      issued under recognition
      plan                                                                                                       50,890

    Purchase of 17,255 shares
      of common stock for the
      treasury

    ESOP shares released                                               28,201        (3,067)       22,008
                                     ----------    ------------   -----------  ------------  ------------   -----------

                                     $  365,721
                                     ==========
BALANCE, JUNE 30, 2002                             $      5,563   $ 3,364,346  $ 10,254,085  $   (269,688)  $  (289,313)
                                                   ============   ===========  ============  ============   ===========


                                      ACCUMULATED
                                         OTHER
                                        COMPRE-
                                        HENSIVE       TREASURY        TOTAL
                                         INCOME        STOCK          EQUITY
                                     -------------------------------------------

BALANCE, JANUARY 1, 2002             $    535,648  $ (1,001,081)  $  12,240,768

    Net income                                                          351,153

    Other comprehensive income
       Change in unrealized
          appreciation on
          available for sale
          securities, net of
          income taxes of $8,000           14,568                        14,568

    Dividends on common stock
      ($.20 per share)                                                  (90,393)

    Compensation cost on awards
      issued under recognition
      plan                                                               50,890

    Purchase of 17,255 shares
      of common stock for the
      treasury                                         (391,052)       (391,052)

    ESOP shares released                                                 47,142
                                     ------------  ------------   -------------



BALANCE, JUNE 30, 2002               $    550,216  $ (1,392,133)  $  12,223,076
                                     ============  ============   =============

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   5

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                   2002                2001
                                                                             -------------------------------------
    OPERATING ACTIVITIES
        Net income                                                            $     351,153        $     449,312
        Items not requiring (providing) cash
           Depreciation                                                               2,916                2,916
           Accretion of discounts on securities                                          --               (5,939)
           Gain on disposal of other real estate                                     (8,347)             (14,253)
           Deferred income taxes                                                    (28,300)             (33,871)
           Compensation expense recognized on allocated ESOP shares                  47,142               27,613
           Compensation expense on 2001 Recognition and
              Retention Plan                                                         50,890              112,464
        Changes in
           Accrued interest and dividends                                            (2,047)             (44,917)
           Other assets                                                                  --                4,868
           Interest payable on deposits                                              38,424                3,582
           Accrued expenses                                                           4,421               23,540
           Income taxes                                                             139,499              (75,769)
                                                                              -------------        -------------

               Net cash provided by operating activities                            595,751              449,546
                                                                              -------------        -------------

    INVESTING ACTIVITIES
        Net originations of loans                                                   (56,317)          (2,780,060)
        Proceeds from sale of other real estate owned                                68,456              147,281
        Purchase of FHLB stock                                                           --              (50,000)
        Purchase of held-to-maturity securities                                          --             (750,000)
        Proceeds from maturities of held-to-maturity securities                   2,500,000            2,100,000
                                                                              -------------        -------------

               Net cash provided by (used in) investing activities                2,512,139           (1,332,779)
                                                                              -------------        -------------

    FINANCING ACTIVITIES
        Net increase (decrease) in deposits
                                                                                 (1,304,151)           6,285,450
        FHLB repayments                                                          (1,000,000)          (1,600,000)
        Dividends paid                                                              (93,844)            (102,364)
        Net increase in advances from borrowers for taxes and insurance             174,963              215,520
        Purchase of treasury stock                                                 (391,052)            (943,968)
                                                                              -------------        -------------

               Net cash provided by (used in) financing activities              (2,614,084)            3,854,683
                                                                              -------------        -------------

    INCREASE IN CASH AND CASH EQUIVALENTS

    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                8,617,541              132,860
                                                                              -------------        -------------

    CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   9,111,347        $   3,104,265
                                                                              =============        =============

    ADDITIONAL CASH FLOWS INFORMATION
        Interest paid                                                         $     971,351        $   1,042,628
        Income taxes paid                                                           125,199              328,122
    NON-CASH FINANCING ACTIVITIES
        Dividends declared and unpaid                                                90,393               99,311
        Conversion of loan to other real estate owned                                    --              133,028

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   6

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

      These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2001 filed with the SEC. The consolidated balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

      The results of operations and other data for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the full year.

NOTE 2:  EARNINGS PER SHARE

      Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

      The computation of per share earnings for the three and six months ended June 30, 2002 and 2001 are as follows:


                                                                                   2002
                                                                      THREE MONTHS       SIX MONTHS
                                                                    ---------------------------------
                                                                       (UNAUDITED)       (UNAUDITED)

            Net income                                                 $  165,924        $  351,153
                                                                       ==========        ==========

            Average common shares outstanding                             470,755           478,164
            Average common share stock options outstanding                  5,306             5,306
                                                                      -----------        ----------

            Average diluted common shares                                 476,061           483,470
                                                                      ===========        ==========

            Basic earnings per share                                  $       .35        $      .73
                                                                      ===========        ==========

            Diluted earnings per share                                $       .35        $      .73
                                                                      ===========        ==========

SEE NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                   7

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                                   2001
                                                                      THREE MONTHS       SIX MONTHS
                                                                    ---------------------------------
                                                                       (UNAUDITED)       (UNAUDITED)

            Net income                                                $   181,325        $  449,312
                                                                      ===========        ==========

            Average common shares outstanding                             517,508           517,508
            Average common share stock options outstanding                  1,444             1,444
                                                                      -----------        ----------

            Average diluted common shares                                 518,952           518,508
                                                                      ===========        ==========

            Basic earnings per share                                  $       .35        $      .87
                                                                      ===========        ==========

            Diluted earnings per share                                $       .35        $      .87
                                                                      ===========        ==========

NOTE 3:  DEPOSITS

        Deposits at June 30, 2002 and December 31, 2001 are summarized as follows:


                                                                         2002                2001
                                                                   -------------------------------------
                                                                               (UNAUDITED)

           Money market                                             $   1,466,056        $   1,860,473
           Savings accounts                                             3,114,527            4,108,028
           Certificates of deposit                                     31,785,876           31,535,420
                                                                    -------------        -------------

                                                                    $  36,366,459        $  37,503,921
                                                                    =============        =============

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion compares the consolidated financial statements of First Federal of Olathe Bancorp, Inc. and Subsidiary (the "Company") at June 30, 2002 to December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 with the corresponding periods in 2001. Currently, the business and management of First Federal of Olathe Bancorp, Inc. is primarily the business and management of First Federal Savings and Loan Association of Olathe (the "Association"). This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

    FINANCIAL CONDITION

      Total assets decreased by $2.1 million, or 3.8%, to $53.3 million at June 30, 2002 from $55.4 million at December 31, 2001. This decrease mainly consisted of a decrease of $2.5 million in matured held-to-maturity securities. These cash proceeds were used to fund the withdrawal of a significant deposit account during the period ended June 30, 2002.

      Deposits decreased $1.3 million, or 3.4%, to $36.4 million at June 30, 2002 from $37.7 million at December 31, 2001. The average yield on savings accounts during that period was approximately 1.5%, while 182-day certificates of deposit yielded approximately 2.9%. Brokered deposits remained constant at approximately $7.3 million.

      Advances from the Federal Home Loan Bank decreased $1.0 million, or 20.0%, to $4.0 million at June 30, 2002 from $5.0 million at December 31, 2001. The decrease is due to a $1.0 million note advance being paid off at maturity in January 2002.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Total stockholders' equity remained constant at $12.2 million. This was mainly due to net income being offset by a purchase of treasury shares during the quarter ended June 30, 2002. The Board of Directors authorized the repurchase of 55,632 shares in both May and October 2001, as part of its capital management strategy. The Company repurchased 17,255 shares during the second quarter of 2002 at an average cost of $22.66 per share, or a total cost of $391,052, in open market transactions.


    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

      NET INCOME. Net income for the quarter ended June 30, 2002 was $165,924 compared to net income of $181,325 for the quarter ended June 30, 2001. This represents a $15,401, or 8.5%, decrease. The decrease was driven primarily by an increase in income tax expense for the period ended June 30, 2002. Income before taxes increased $22,199 or 8.3% in the three-month period ended June 30, 2002. This increase was primarily due to a decrease in compensation expense relating to the Recognition and Retention Plan
      (RRP) that was approved by the Company's stockholders on April 25, 2001 and the Employee Stock Ownership Plan (ESOP). Total compensation expense for the RRP decreased $92,328 or 65.9% to $47,479 for the three months ended June 30, 2002 from $140,077 recognized during the same period in 2001. The large expense recognized in 2001 for the RRP was due to 20% vesting of the total shares awarded on grant date of April 25, 2001. The large expense recognized in 2001 for the ESOP was due to large pay downs on the ESOP debt and the release of shares.

      Basic earnings per share (EPS) remained consistent at $.35 for the three-month periods ended June 30, 2002 and 2001. The Company's annualized return on average interest-earning assets for the quarters ended June 30, 2002 and 2001 were 1.2% and 1.3%, respectively. The return on average stockholders' equity amounted to 5.4% and 4.8% for the quarters ended June 30, 2002 and 2001, respectively.

      NET INTEREST INCOME. For the quarter ended June 30, 2002, net interest income decreased by $95,200, or 17.3%, to $453,615 from $548,815 for the quarter ended June 30, 2001. The decrease reflects a decrease of $130,766, or 12.0%, in interest income to $956,509 for the quarter ended June 30, 2002 from $1,087,275 for the quarter ended June 30, 2001, and a decrease of $35,566, or 6.6%, in interest expense to $502,894 for the quarter ended June 30, 2002 from $538,460 for the quarter ended June 30, 2001. The net interest margin decreased to 3.3% for the second quarter of 2002, as compared to 4.0% for the second quarter of 2001.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Interest income decreased principally as a result of the decrease in interest rates on interest-earning assets. The annualized yield on average interest-earning assets decreased to 6.9% for the second quarter of 2002 from 7.9% for the second quarter of 2001, while average interest-earning assets increased $.1 million to $55.2 million at June 30, 2002 from $55.1 million at June 30, 2001. The decrease in rates was partially attributed to the Federal Reserve Bank lowering rates 11 times in 2001. In addition, the average yield on loans deceased to 8.5% for the three months ended June 30, 2002 as compared to 8.7% for the three months ended June 30, 2001.

      The interest expense decrease is mainly attributed to the payoff of $1.0 million in advances due to the Federal Home Loan Bank in January 2002. The interest expense on Federal Home Loan Bank advances decreased $30,116, or 33.5%, to $59,686 for the second quarter of 2002 from $89,802 for the same period in 2001, which reflected the decrease in the average outstanding balance of advances from the Federal Home Loan Bank.

      Interest expense on deposits decreased $5,450, or 1.2%, to $443,208 for the second quarter of 2002 from $448,658 for the same period in 2001, which reflected the increase in the average outstanding deposit balances to $38.2 million in 2002 from $33.2 million in 2001 and the decrease in the average yield on deposits to 4.6% during the period ended June 30, 2002 from 5.5% for the same period in 2001. The decrease in the interest rates on deposits is a result of the Federal Reserve Bank cutting rates during 2001.

      PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 at June 30, 2002 and 2001. Although no additions were made to the allowance for loan losses during 2002, management continues to closely assess the loan portfolio for inherent losses and reports all loans greater than 30 days past due to the Board of Directors. In addition, detail review and discussion occurs with management and the Board for those loans that approach the 60 and 90 days past due levels.

      At June 30, 2002 and December 31, 2001, the allowance for loan losses represents .5% of net loans for each period. Non-performing loans at June 30, 2002 and December 31, 2001, represent 32.6% and 32.8%, respectively, of the allowance for loan losses. Loans in the over 90-day category amounted to $57,000 and $57,400, or 0.1 % and 0.1%, of total assets as of June 30, 2002 and December 31, 2001, respectively.

      NON-INTEREST EXPENSE. Non-interest expense decreased $130,940 to $169,230 for the quarter ended June 30, 2002 from $300,170 for the quarter ended June 30, 2001. This decrease was principally due to compensation expense recognized in the second quarter of 2002 in the amount of $25,585 on the 2001 Recognition and Retention Plan compared to $112,464 in the second quarter of 2001 due to the immediate vesting of 20% of the shares awarded on April 25, 2001.

      INCOME TAXES. Income taxes increased by $37,600 to $125,100 for the three months ended June 30, 2002 from $87,500 for the three months ended June 30, 2001. The effective tax rates were 43.0% and 32.5% for the three months ended June 30, 2002 and 2001, respectively. The effective tax rate increased mainly due to non-deductible ESOP compensation expense.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

      NET INCOME. Net income for the six months ended June 30, 2002 was $351,153, as compared to net income of $449,312 for the six months ended June 30, 2001. This represents a $98,159 or 21.8% decrease. This decrease was due principally to the decrease of net interest income of $171,934, driven by a drop in the net interest margins from 4.0% to 3.4%, and the decrease in compensation expense related to the Recognition and Retention Plan that was approved by the Company's stockholders on April 25, 2001. Total compensation expense recognized under this Plan amounted to $50,890 for the six months ended June 30, 2002 and $112,464 for the six months ended June 30, 2001. The large expense in 2001 was due to the 20% immediate vesting of the shares awarded under the plan.

      Basic earnings per share (EPS) amounted to $.73 for the six months ended June 30, 2002 from $.87 in the same period of 2001. The Company's annualized return on average interest-earning assets for the six months ended June 30, 2002 and 2001 was 1.3% and 1.7%, respectively. The return on average stockholders' equity amounted to 5.8% and 6.0% for the six months ended June 30, 2002 and 2001, respectively.

      NET INTEREST INCOME. For the six months ended June 30, 2002, net interest income decreased by $171,934, or 15.8%, to $917,277 from $1,089,211. The decrease reflects a decrease of $208,369, or 9.8%, in interest income to $1,927,052 for the six months ended June 30, 2002 from $2,135,421 for the six months ended June 30, 2001, and a decrease of $36,435, or 3.5% in interest expense, to $1,009,775 for the six months ended June 30, 2002 from $1,046,210 for the six months ended June 30, 2001. The net interest margin decreased to 3.4% during the first half of 2002, from 4.0% for the first half of 2001.

      Interest income decreased principally as a result of the decrease in interest rates on interest-earning assets. The annualized yield on average interest-earning assets decreased to 7.1% for the six months ended June 30, 2002 from 7.9% for the six months ended June 30, 2001, while average interest-earning assets increased $.5 million to $54.5 million at June 30, 2002 from $54.0 million at June 30, 2001. The decrease in rates was partially attributed to the Federal Reserve Bank lowering rates 11 times in 2001. In addition, the average yield on loans deceased to 8.5% for the six months ended June 30, 2002 as compared to 8.7% for the six months ended June 30, 2001.

      The interest expense decrease is mainly attributed to the payoff of $1.0 million in advances due to the Federal Home Loan Bank in January 2002. The interest expense on Federal Home Loan Bank advances decreased $71,027, or 37.3%, to $119,171 for the six months ended June 30, 2002 from $190,198 for the same period in 2001, which reflected the decrease in the average outstanding balance of advances from the Federal Home Loan Bank. The decrease was offset by interest expense on deposits increasing $34,592, or 4.0%, to $890,604 for the six months ended June 30, 2002 from $856,012 for the six months ended June 30, 2001, which reflected the increase in the average outstanding deposit balances to $37.9 million in 2002 from $36.9 million in 2001 and the decrease in the average yield on deposits to 4.7% during the six months ended June 30, 2002 from 5.1% for the six months ended June 30, 2001. The decrease in the interest rates on deposits is primarily a result of the Federal Reserve Bank cutting rates during 2001.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 at June 30, 2002 and 2001. Management deemed no additional provision was necessary for the six months ended June 30, 2002 and 2001.

      NON-INTEREST EXPENSE. Non-interest expense decreased $59,415 to $357,496 for the six months ended June 30, 2002 from $416,911 for the six months ended June 30, 2001. This decrease was principally due to compensation expense recognized for the six months ended June 30, 2002 in the amount of $50,890 on the 2001 Recognition and Retention Plan compared to $112,464 for the same period in 2001.

      INCOME TAXES. Income taxes decreased by $27,500 to $220,000 for the six months ended June 30, 2002 from $247,500 for the six months ended June 30, 2001. The effective tax rates were 38.5% and 35.5% for the six months ended June 30, 2002 and 2001, respectively.


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

      The Association's most liquid assets are cash and cash equivalents, which include overnight deposits at First National Bank of Olathe and the FHLB of Topeka. The levels of these assets are dependent on the Association's operating, financing, lending and investment activities during any given period. At June 30, 2002 and December 31, 2001, cash and cash equivalents were $9.1 million and $8.6 million, respectively. The increase in cash and cash equivalents at June 30, 2002, compared to December 31, 2001, resulted primarily from an increase in deposits, factoring out the $2.5 million customer withdrawal funded by $2.5 million in maturities of held-to-maturity securities, offset by the payoff of a $1.0 million Federal Home Loan Bank advance due in January 2002.

      Liquidity management for the Association is both an ongoing and long-term function of the Association's asset/liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB of Topeka and the First National Bank of Olathe. Should the Association require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Association could pledge its mortgage loans, FHLB stock or certain other assets as collateral for such advances. At June 30, 2002, the Association had a balance of $4.0 million in FHLB advances. The Association had unused FHLB advances of approximately $28.9 million at June 30, 2002.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At June 30, 2002, the Association exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 22.8%, 22.8% and 51.5% respectively.


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

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED JUNE 30, 2002

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

         Not applicable

                     ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         Not applicable

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 2002, the Company held its annual meeting of stockholders to consider the election of two directors of the Company and the appointment of BKD, LLP as auditors of the Company for the fiscal year ending December 31, 2002. The results of the meeting were as follows:

         > Marvin Eugene Wollen and Donald K. Ashlock were elected to serve as directors of the Company for a three-year term with 464,461 votes for, 2,000 votes withheld and no broker non-votes. In addition, John
            M. Bowen, Carl R. Palmer and Mitch Ashlock are continuing to serve their terms as directors.

         > The appointment of BKD, LLP to act as the Company's auditor for the fiscal year ending December 31, 2002 was ratified with 464,461 votes for, 1,600 votes in abstention and no broker non-votes.

                            ITEM 5: OTHER INFORMATION

Exhibit 99.1      Officer's Certification

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED JUNE 30, 2002

                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         None

     b.  Reports on Form 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST FEDERAL OF OLATHE BANCORP, INC.


     Date:    August 12, 2002             By         /s/ Mitch Ashlock
          -------------------                 ------------------------------
                                              Mitch Ashlock, President and
                                                Chief Executive Officer
                                              (Duly authorized officer and
                                              principal executive and financial
                                              officer)

                                                                    EXHIBIT 99.1

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



Mitch Ashlock, Chief Executive Officer and Chief Financial Officer of First Federal of Olathe Bancorp, Inc. (the "Company") certifies in his capacity as an officer of the Company that he has reviewed the quarterly report on Form 10-QSB for the quarter ended June 30, 2002 and that to the best of his knowledge:

      (1) the report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

      (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  August 12, 2002                             /s/ Mitch Ashlock
--------------------         ---------------------------------------------------
Date                         Chief Executive Officer and Chief Financial Officer