Form 10QSB
period 2002-09-30
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2002-11-14
CIK 1100553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     September 30, 2002
                                               ----------------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from                  to
                                              -----------------

                Commission file number          0-30680
                                      -----------------

                      First Federal of Olathe Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Kansas                                 48-1226075
-----------------------------------------  -------------------------------------
      (State or other jurisdiction           (IRS Employer Identification No.)
    of incorporation or organization)


                     100 East Park Street, Olathe, KS 66061
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

(    913    )    782      -      0026
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 483,815 common stock, par value $.01 per share, as of October 15, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [x]

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002


PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-B is included in this Form 10-QSB as referenced below:

    ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001...3

        Consolidated Statements of Income (Unaudited) for the Three Months and
            Nine Months Ended September 30, 2002 and 2001.....................................4

        Consolidated Statement of Stockholders' Equity (Unaudited) for the
           Nine Months Ended September 30, 2002...............................................5

        Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
           September 30, 2002 and 2001........................................................6

        Notes to Consolidated Financial Statements (Unaudited)................................7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS...............................................9

    ITEM 3.  CONTROLS AND PROCEDURES.........................................................15

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS...............................................................16

    ITEM 2.  CHANGES IN SECURITIES...........................................................16

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................16

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................16

    ITEM 5.  OTHER INFORMATION...............................................................16

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................16

        Signatures...........................................................................17

                                     FIRST FEDERAL OF OLATHE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                  2002               2001
                                                                            ---------------------------------
                                                                              (Unaudited)
ASSETS
    Cash and cash equivalents
       Cash and non-interest earning deposits                               $      283,158      $     317,541
       Federal funds sold                                                        8,800,000          8,300,000
           Total cash and cash equivalents
    Held-to-maturity securities, at cost                                         4,025,041          5,500,000
    Available-for-sale securities                                                1,825,954          1,847,909
    Federal Home Loan Bank stock, at cost                                          380,000            380,000
    Loans, net of deferred loan fees and allowance for loan losses              38,880,178         38,414,852
    Accrued interest and dividends                                                 391,586            331,605
    Equipment, net of accumulated depreciation                                       3,708              8,081
    Other real estate owned                                                        157,774            217,882
    Refundable income taxes                                                             --            117,918
    Other assets                                                                    74,097                 --

           Total assets                                                     $   54,821,496      $  55,435,788
                                                                            --------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
    Deposits                                                                $   37,571,976      $  37,670,610
    Dividends payable                                                                   --             93,844
    Advances from borrowers for taxes and insurance                                368,315              1,190
    Interest payable on deposits                                                   321,339             54,044
    Advances from the Federal Home Loan Bank                                     4,000,000          5,000,000
    Accrued expenses                                                               155,433             85,530
    Deferred income taxes                                                          255,799            289,802
                                                                            --------------      -------------

           Total liabilities                                                $   42,672,862      $  43,195,020
                                                                            --------------      -------------

See notes to the unaudited consolidated financial statements                                                4

                                       FIRST FEDERAL OF OLATHE BANCORP, INC.


 STOCKHOLDERS' EQUITY
    Common stock, $.01 par value, 4,000,000 shares authorized,
      556,328 shares issued and outstanding in 2002 and 2001                         5,563              5,563
    Additional paid-in capital                                                   3,382,708          3,336,145
    Retained earnings                                                           10,444,855          9,996,392
    Unearned ESOP shares                                                          (255,724)          (291,696)
    Deferred compensation                                                         (263,447)          (340,203)
    Accumulated other comprehensive income
       Unrealized appreciation on available-for-sale securities,
          net of income taxes of $293,000 in 2002 and $301,000 in
          2001                                                                     521,597            535,648
                                                                            --------------      -------------

    Treasury stock, at cost, 72,513 and 42,602 shares in 2002
      and 2001, respectively                                                    (1,686,918)        (1,001,081)
                                                                            --------------      -------------

           Total stockholders' equity                                           12,148,634         12,240,768
                                                                            --------------      -------------

           Total liabilities and stockholders' equity                       $   54,821,496      $  55,435,788
                                                                            --------------      -------------







See notes to the unaudited consolidated financial statements                                                5


                                            FIRST FEDERAL OF OLATHE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)

                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                      2002             2001             2002             2001
                                                 ---------------------------------------------------------------------
INTEREST AND DIVIDEND INCOME
    Loans                                         $   855,791      $   848,923     $  2,488,159     $  2,480,652
    Investment securities
                                                       78,553          151,569          299,034          549,218
    Cash and cash equivalents
                                                       36,365           43,772          105,883          136,113
    Equity securities                                   9,050            6,705           13,735           20,407
                                                  -----------      -----------     ------------     ------------

           Total interest and dividend income         979,759        1,050,969        2,906,811        3,186,390
                                                  -----------      -----------     ------------     ------------

INTEREST EXPENSE
    Deposits                                          438,905          478,761        1,329,509        1,334,773
    Federal Home Loan Bank advances                    60,342           74,295          179,513          264,493
                                                  -----------      -----------     ------------     ------------

           Total interest expense                     499,247          553,056        1,509,022        1,599,266
                                                  -----------      -----------     ------------     ------------

NET INTEREST AND DIVIDEND INCOME                      480,512          497,913        1,397,789        1,587,124
                                                  -----------      -----------     ------------     ------------

NON-INTEREST INCOME
    Service charges and other fees                      9,564            4,247           20,936           28,759
                                                  -----------      -----------     ------------     ------------

NON-INTEREST EXPENSE
    Salaries and related payroll expenses              84,210           77,213          227,662          280,444
    Federal insurance premiums                          6,566            6,425           19,931           17,525
    Directors' fees                                    13,820           13,820           41,860           42,260
    Occupancy of premises                              19,227           16,005           47,663           43,384
    Professional fees                                  25,118           43,910          109,334          160,101
    Other general and administrative expenses          25,072           12,429           85,058           42,999
                                                  -----------      -----------     ------------     ------------

           Total non-interest expense                 174,013          169,802          531,508          586,713
                                                  -----------      -----------     ------------     ------------

INCOME BEFORE INCOME TAXES                            316,063          332,358          887,217        1,029,170

INCOME TAX PROVISION                                  125,000          137,000          345,000          384,500
                                                  -----------      -----------     ------------     ------------

NET INCOME                                        $   191,063      $   195,358     $    542,217     $    644,670
                                                  -----------      -----------     ------------     ------------

EARNINGS PER SHARE - BASIC                        $       .41      $       .40     $       1.15     $       1.27
                                                  -----------      -----------     ------------     ------------

EARNINGS PER SHARE - DILUTED                      $       .41      $       .39     $       1.13     $       1.26
                                                  -----------      -----------     ------------     ------------

See notes to the unaudited consolidated financial statements                                                   6


                                                FIRST FEDERAL OF OLATHE BANCORP, INC.
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                              (UNAUDITED)

                                                                                                   Accumulated
                                 COMPRE-          ADDITIONAL               UNEARNED                 COMPRE-
                                 HENSIVE  COMMON    PAID-IN    RETAINED      ESOP      DEFERRED     HENSIVE   TREASURY     TOTAL
                                 INCOME   STOCK     CAPITAL    EARNINGS     SHARES   COMPENSATION   INCOME     STOCK       EQUITY
                                ----------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2002                  $5,563  $3,336,145 $ 9,996,392  $(291,696)  $(340,203)  $ 535,648 $(1,001,081) $12,240,768

  Net income                    $542,217      --          --     542,217         --          --          --          --      542,217

  Other comprehensive income
    Change in unrealized
      appreciation on
      available for sale
      securities, net of
      income taxes of $(7,900)   (14,051)     --          --          --         --          --     (14,051)         --     (14,051)

  Dividends on common stock
    ($.20 per share)                  --      --          --     (90,393)        --          --          --          --     (90,393)

  Compensation cost on awards
    issued under recognition
    plan                              --      --          --          --         --      76,756          --          --       76,756

   Purchase of 29,911 shares of
   common stock for the treasury      --      --          --          --         --          --          --    (685,837)   (685,837)

   ESOP shares released               --      --      46,563      (3,361)    35,972          --          --          --       79,174
                                --------  ------  ---------- -----------  ---------  ----------   --------- -----------  -----------

BALANCE, SEPTEMBER 30, 2002     $528,166  $5,563  $3,382,708 $10,444,855  $(255,724) $ (263,447)  $ 521,597 $(1,686,918) $12,148,634
                                ========  ======  ========== ===========  =========  ==========   ========= ===========  ===========








See notes to the unaudited consolidated financial statements                                                                       7

                                       FIRST FEDERAL OF OLATHE BANCORP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                      (UNAUDITED)

                                                                               2002                2001
                                                                        ----------------------------------------
OPERATING ACTIVITIES
    Net income                                                               $     542,217      $     644,670
    Items not requiring (providing) cash
       Depreciation                                                                  4,373              4,373
       Accretion of discounts on securities                                             --             (5,939)
       Gain on disposal of other real estate                                        (8,347)           (14,253)
       Deferred income taxes                                                       (26,100)           (21,221)
       Compensation expense recognized on allocated ESOP shares                     79,174             36,343
       Compensation expense on 2001 Recognition and
          Retention Plan                                                            76,756            147,046
    Changes in
       Accrued interest and dividends                                              (59,981)            24,689
       Other assets                                                                (74,097)                66
       Interest payable on deposits                                                267,295            323,953
       Accrued expenses                                                             69,903             49,195
       Income taxes                                                                117,918            (59,236)
                                                                             -------------      -------------

           Net cash provided by operating activities                               989,111          1,129,686
                                                                             -------------      -------------

INVESTING ACTIVITIES
    Net originations of loans                                                     (465,326)        (2,823,171)
    Proceeds from sale of other real estate owned                                   68,456            147,281
    Purchase of FHLB stock                                                              --            (50,000)
    Purchase of held-to-maturity securities                                     (2,025,041)          (750,000)
    Proceeds from maturities of held-to-maturity securities                      3,500,000          6,600,000
                                                                             -------------      -------------

           Net cash provided by investing activities                             1,078,089          3,124,110
                                                                             -------------      -------------

FINANCING ACTIVITIES
    Net increase (decrease) in deposits                                            (98,634)         8,308,960
    FHLB repayments                                                             (1,000,000)        (1,600,000)
    Dividends paid                                                                (184,237)          (201,675)
    Net increase in advances from borrowers for taxes and insurance                367,125            386,447
    Purchase of treasury stock                                                    (685,837)        (1,305,339)
                                                                             -------------      -------------

           Net cash provided by (used in) financing activities                  (1,601,583)         5,588,393
                                                                             -------------      -------------
INCREASE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   8,617,541            132,860
                                                                             -------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $   9,083,158      $   9,975,049
                                                                             -------------      -------------

ADDITIONAL CASH FLOWS INFORMATION
    Interest paid                                                            $   1,241,727      $   1,275,313
    Income taxes paid                                                              238,599            464,995

NON-CASH FINANCING ACTIVITIES
    Conversion of loan to other real estate owned                                       --            193,136

See notes to the unaudited consolidated financial statements                                                8

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

     The results of operations and other data for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the full year.

NOTE 2:  EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

     The computation of per share earnings for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                                                            2002
                                                              THREE MONTHS        NINE MONTHS
                                                            ------------------------------------
                                                               (UNAUDITED)        (UNAUDITED)

       Net income                                             $    191,063       $    542,217
                                                              ------------       ------------

       Average common shares outstanding                           461,220            472,454

       Average common share stock options outstanding                5,731              5,731
                                                              ------------       ------------

       Average diluted common shares                               466,951            478,185
                                                              ------------       ------------

       Basic earnings per share                               $        .41       $       1.15
                                                              ------------       ------------

       Diluted earnings per share                             $        .41       $       1.13
                                                              ------------       ------------

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                                            2001
                                                              THREE MONTHS        NINE MONTHS
                                                            ------------------------------------
                                                               (UNAUDITED)        (UNAUDITED)

       Net income                                             $    195,358       $    644,670
                                                              ------------       ------------

       Average common shares outstanding                           491,828            508,926

       Average common share stock options outstanding                6,017              2,883
                                                              ------------       ------------

       Average diluted common shares                               497,845            511,809
                                                              ------------       ------------

       Basic earnings per share                               $        .40       $       1.27
                                                              ------------       ------------

       Diluted earnings per share                             $        .39       $       1.26
                                                              ------------       ------------

NOTE 3:  LOANS

     Net loans at September 30, 2002 and December 31, 2001 are summarized as follows:

                                                                    2002           2001
                                                               -----------------------------
                                                                (UNAUDITED)

       Gross loans                                              $ 39,431,949   $ 39,014,817

       Less: Deferred loan fees, net                                (376,771)      (424,965)

             Allowance for loan losses                              (175,000)      (175,000)
                                                                ------------   ------------
             Net loans                                          $ 38,880,178   $ 38,414,852
                                                                ------------   ------------

NOTE 4:  DEPOSITS

     Deposits at September 30, 2002 and December 31, 2001 are summarized as follows:

                                                                    2002           2001
                                                               -----------------------------
                                                                (UNAUDITED)


       Non-interest bearing                                     $     49,600   $    166,689
       Money market                                                1,830,259      1,860,473
       Savings accounts                                            3,376,008      4,108,028
       Certificates of deposit                                    32,316,109     31,535,420
                                                                ------------   ------------
                                                                $ 37,571,976   $ 37,670,610
                                                                ------------   ------------

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion compares the consolidated financial statements of First Federal of Olathe Bancorp, Inc. and Subsidiary (the "Company") at September 30, 2002 to December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 with the corresponding periods in 2001. Currently, the business and management of First Federal of Olathe Bancorp, Inc. is primarily the business and management of First Federal Savings and Loan Association of Olathe (the "Association"). This discussion should be read in conjunction with the interim consolidated financial statements and footnotes included herein.

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

FINANCIAL CONDITION

     Total assets decreased by $.6 million, or 1.1%, to $54.8 million at September 30, 2002 from $55.4 million at December 31, 2001. Calls on securities continued into 2002 as market conditions continued to tighten. There was very little loan growth and a decrease in deposits. In addition, $1.0 million in advances from the Federal Home Loan Bank were paid off in January 2002.

     Deposits decreased $.1 million, or .3%, to $37.6 million at September 30, 2002 from $37.7 million at December 31, 2001. The average yield on interest-bearing deposits during that period decreased to 4.7% at September 30, 2002 from 5.3% at December 31, 2001. Thus, even though rates were declining, consumers continued to leave their money in more stable interest-earning accounts. This was reflective of deposit interest rates continuing to drop in the market throughout 2002. Brokered deposits remained constant at approximately $7.3 million.

     Advances from the Federal Home Loan Bank decreased $1.0 million, or 20.0%, to $4.0 million at September 30, 2002 from $5.0 million at December 31, 2001. The decrease is due to a $1.0 million note advance being paid off at maturity in January 2002.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Total stockholders' equity decreased $.1 million to $12.1 million at September 30, 2002 from $12.2 million at December 31, 2001. This was mainly due to net income being offset by a purchase of treasury shares during the quarter ended September 30, 2002. The Board of Directors authorized the repurchase of 55,632 shares in both May and October 2001 and another 55,632 shares in September 2002, as part of its capital management strategy. The Company repurchased 29,911 shares during the nine months ended September 30, 2002 at an average cost of $22.93 per share, or a total cost of $685,837, in open market transactions.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     Net income. Net income for the quarter ended September 30, 2002 was $191,063 compared to net income of $195,358 for the quarter ended September 30, 2001. This represents a $4,295, or 2.2%, decrease. The decrease is primarily due to a decrease of $17,401 or 3.5% in net interest income, which was reflective of continued calls on securities during the quarter and lower rates on deposits.

     Basic earnings per share (EPS) was $.41 and $.40 for the three-month periods ended September 30, 2002 and 2001. The Company's annualized return on average interest-earning assets for the quarters ended September 30, 2002 and 2001 was 1.4% for each period. The return on average stockholders' equity amounted to 6.3% and 5.4% for the quarters ended September 30, 2002 and 2001, respectively.

     The increase in the return on average stockholders' equity was primarily due to the payout of a $4.00 per share dividend in the fourth quarter 2001 offset by the repurchase of 41,911 treasury shares from fourth quarter 2001 to third quarter 2002. Thus, quarterly earnings remained consistent from September 30, 2001 to September 30, 2002 and had a favorable impact on return due to a decreased amount of equity during the same period.

     NET INTEREST INCOME. For the quarter ended September 30, 2002, net interest income decreased by $17,401, or 3.5%, to $480,512 from $497,913 for the quarter ended September 30, 2001. The decrease reflects a decrease of $71,210, or 6.8%, in interest income to $979,759 for the quarter ended September 30, 2002 from $1,050,969 for the quarter ended September 30, 2001, and a decrease of $53,809, or 9.7%, in interest expense to $499,247 for the quarter ended September 30, 2002 from $553,056 for the quarter ended September 30, 2001. The net interest margin decreased to 3.3% for the third quarter of 2002, as compared to 3.6% for the third quarter of 2001.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Interest income decreased principally as a result of calls on securities since the quarter ended September 30, 2001, which proceeds were primarily used to pay debt and distributions, and the decrease in interest rates on interest-earning assets held during the quarter ended September 30, 2002. The annualized yield on average interest-earning assets decreased to 7.0% for the third quarter of 2002 from 7.5% for the third quarter of 2001, while average interest-earning assets decreased $1.8 million to $53.9 million at September 30, 2002 from $55.7 million at September 30, 2001. The decrease in rates was partially attributed to the Federal Reserve Bank lowering rates 11 times in 2001. In addition, the average yield on loans decreased to 8.5% for the three months ended September 30, 2002 as compared to 8.6% for the three months ended September 30, 2001.

     The interest expense decrease is attributed to the decrease in interest rates. The average rate paid on interest bearing deposits decreased to 4.7% for the third quarter of 2002 from 5.4% for the third quarter of 2001, while average interest bearing deposits increased $1.6 million to $37.1 million at September 30, 2002 from $35.5 million at September 30, 2001. Interest expense has also decreased due to the payoff of $1.0 million in advances due to the Federal Home Loan Bank in January 2002. The interest expense on Federal Home Loan Bank advances decreased $13,953, or 18.8%, to $60,342 for the third quarter of 2002 from $74,295 for the same period in 2001, which reflected the decrease in the average outstanding balance of advances from the Federal Home Loan Bank.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 at September 30, 2002 and 2001. Although no additions were made to the allowance for loan losses during 2002, management continues to closely assess the loan portfolio for inherent losses and reports all loans greater than 30 days past due to the Board of Directors. In addition, detail review and discussion occurs with management and the Board for those loans that approach the 60 and 90 days past due levels.

     At September 30, 2002 and December 31, 2001, the allowance for loan losses represents .5% of net loans for each period. Non-performing loans at September 30, 2002 and December 31, 2001, represent 0.0% and 32.8%, respectively, of the allowance for loan losses. Loans in the over 90-day category amounted to $0 and $57,400, or 0.0 % and 0.1%, of total assets as of September 30, 2002 and December 31, 2001, respectively.

     NON-INTEREST EXPENSE. Non-interest expense increased $4,211 to $174,013 for the quarter ended September 30, 2002 from $169,802 for the quarter ended September 30, 2001. The slight increase was primarily due to more compensation cost recognized in the quarter ended September 30, 2002 as compared to September 30, 2001 associated with the release of additional shares on the ESOP.

     INCOME TAXES. Income taxes decreased by $12,000 to $125,000 for the three months ended September 30, 2002 from $137,000 for the three months ended September 30, 2001. The effective tax rates were 39.5% and 41.2% for the three months ended September 30, 2002 and 2001, respectively.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESUlTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     NET INCOME. Net income for the nine months ended September 30, 2002 was $542,217, as compared to net income of $644,670 for the nine months ended September 30, 2001. This represents a $102,453, or 15.9%, decrease. This decrease was due principally to the decrease of net interest income of $189,335 or 11.9%, driven by continued calls on securities during 2002, and a drop in the net interest margin from 3.9% to 3.4%, offset by the decrease in compensation expense related to the Recognition and Retention Plan that was approved by the Company's stockholders on April 25, 2001. Total compensation expense recognized under this Plan amounted to $76,756 for the nine months ended September 30, 2002 and $147,046 for the nine months ended September 30, 2001. The large expense in 2001 was due to the 20% immediate vesting of the shares awarded under the Plan.

     Basic earnings per share (EPS) amounted to $1.15 for the nine months ended September 30, 2002 down from $1.27 in the same period of 2001. The Company's annualized return on average interest-earning assets for the nine months ended September 30, 2002 and 2001 was 1.3% and 1.6%, respectively. The return on average stockholders' equity amounted to 6.0% and 5.8% for the nine months ended September 30, 2002 and 2001, respectively.

     NET INTEREST INCOME. For the nine months ended September 30, 2002, net interest income decreased by $189,335, or 11.9%, to $1,397,789 from $1,587,124 for the nine months ended September 30, 2001. The decrease reflects a decrease of $279,579, or 8.8%, in interest income to $2,906,811 for the nine months ended September 30, 2002 from $3,186,390 for the nine months ended September 30, 2001, and a decrease of $90,244, or 5.6% in interest expense, to $1,509,022 for the nine months ended September 30, 2002 from $1,599,266 for the nine months ended September 30, 2001.

     Interest income decreased principally as a result of calls on securities during the period, which proceeds were primarily used to pay debt and distributions, and the decrease in interest rates on interest-earning assets. The annualized yield on average interest-earning assets decreased to 7.1% for the nine months ended September 30, 2002 from 7.9% for the nine months ended September 30, 2001, while average interest-earning assets increased $.3 million to $54.3 million at September 30, 2002 from $54.0 million at September 30, 2001. The decrease in rates was partially attributed to the Federal Reserve Bank lowering rates 11 times in 2001. In addition, the average yield on loans decreased to 8.6% for the nine months ended September 30, 2002 as compared to 8.8% for the nine months ended September 30, 2001.

     The interest expense decrease is mainly attributed to the payoff of $1.0 million in advances, at an average interest rate of 7.0%, due to the Federal Home Loan Bank in January 2002. The interest expense on Federal Home Loan Bank advances decreased $84,980, or 32.1%, to $179,513 for the nine months ended September 30, 2002 from $264,493 for the same period in 2001, which reflects the decrease in the average outstanding balance of advances from the Federal Home Loan Bank as well as the drop in the average interest rate paid on those advances to approximately 6.0%.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The decrease in interest expense also includes a decrease in interest expense on deposits of $5,264, or .4%, to $1,329,509 for the nine months ended September 30, 2002 from $1,334,773 for the nine months ended September 30, 2001, which reflects the increase in the average outstanding deposit balances to $37.7 million in 2002 from $32.5 million in 2001 and the decrease in the average yield on deposits to 4.7% during the nine months ended September 30, 2002 from 5.5% for the nine months ended September 30, 2001. The decrease in the interest rates on deposits is primarily a result of the Federal Reserve Bank cutting rates during 2001.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses was $175,000 at September 30, 2002 and 2001. Management deemed no additional provision was necessary for the nine months ended September 30, 2002 and 2001.

     NON-INTEREST EXPENSE. Non-interest expense decreased $55,205 to $531,508 for the nine months ended September 30, 2002 from $586,713 for the nine months ended September 30, 2001. This decrease was principally due to compensation expense recognized for the nine months ended September 30, 2002 in the amount of $76,756 on the 2001 Recognition and Retention Plan compared to $147,046 for the same period in 2001.

     INCOME TAXES. Income taxes decreased by $39,500 to $345,000 for the nine months ended September 30, 2002 from $384,500 for the nine months ended September 30, 2001. The effective tax rates were 38.9% and 37.4% for the nine months ended September 30, 2002 and 2001, respectively.

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

     The Association's most liquid assets are cash and cash equivalents, which include overnight deposits at First National Bank of Olathe and the FHLB of Topeka. The levels of these assets are dependent on the Association's operating, financing, lending and investment activities during any given period. At September 30, 2002 and December 31, 2001, cash and cash equivalents were $9.1 million and $8.6 million, respectively. The increase in cash and cash equivalents at September 30, 2002, compared to December 31, 2001, resulted primarily from proceeds from calls on securities during the period not reinvested or used to pay distributions, offset by the payoff of a $1.0 million Federal Home Loan Bank advance in January 2002.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                 ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Liquidity management for the Association is both an ongoing and long-term function of the Association's asset/liability management strategy. Excess funds generally are invested in overnight deposits at the FHLB of Topeka and the First National Bank of Olathe. Should the Association require funds beyond its ability to generate them internally, additional sources of funds are available through FHLB advances. The Association could pledge its mortgage loans, FHLB stock or certain other assets as collateral for such advances. At September 30, 2002, the Association had a balance of $4.0 million in FHLB advances. The Association had unused FHLB advances of approximately $29.2 million at September 30, 2002.

     The Association is required to maintain regulatory capital sufficient to meet tangible, core and risk-based capital ratios of at least 1.5%, 4.0% and 8.0%, respectively. At September 30, 2002, the Association exceeded each of its capital requirements, with tangible, core and risk-based capital ratios of 20.9%, 20.9% and 49.0%, respectively.

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

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                         ITEM 3: CONTROLS AND PROCEDURES


(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.


(b)  Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
                                   FORM 10-QSB
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

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

         Not applicable


                     ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         Not applicable


           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable


                            ITEM 5: OTHER INFORMATION

         Not applicable

                    ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         Exhibit 99.1      Officer's Certification

     b.  Reports on Form 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      FIRST FEDERAL OF OLATHE BANCORP, INC.


 Date: November 13, 2002            By   /s/ Mitch Ashlock
       -----------------                 -----------------
                                         Mitch Ashlock, President and
                                             Chief Executive Officer
                                         (Duly authorized officer and principal
                                          executive and financial officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Mitch Ashlock, President and Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of First Federal of Olathe Bancorp, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                         /s/ Mitch Ashlock
----------------------------              -----------------
Date                                      Mitch Ashlock
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Mitch Ashlock, Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of First Federal of Olathe Bancorp, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                             /s/ Mitch Ashlock
----------------------                        ----------------
Date                                          Mitch Ashlock
                                              Chief Financial Officer