Form 10-K
period 2002-12-31
FIRST FEDERAL OF OLATHE BANCORP INC
filed 2003-03-31
CIK 1100553

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM                     TO
                                      -----------------     --------------------
      COMMISSION FILE NUMBER 0-30680

                      FIRST FEDERAL OF OLATHE BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Kansas                                             48-1226075
---------------------------------                        -----------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)

  100 East Park Street, Olathe, Kansas                            66061
--------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:          (913) 782-0026
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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  X . NO   .
          ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     The Registrant's revenues for the fiscal year ended December 31, 2002 were $3.9 million.

     As of March 7, 2003, there were 556,328 shares issued and 459,263 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock on the Over-the-Counter Electronic Bulletin Board as of March 7, 2003, was $23.65. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts II and III of Form 10-KSB - Portions of Annual Report to Stockholders for the fiscal year ended December 31, 2002.

     Part III of Form 10-KSB - Portions of Proxy Statement for 2003 Annual Meeting of Stockholders.

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

     First Federal Savings is a federally chartered savings association located in Olathe, Kansas. First Federal Savings was founded in 1923 as a state-chartered mutual savings association under the name Central Building and Loan Association. In 1934, First Federal Savings converted to a federal mutual savings association charter and adopted its current name. First Federal Savings is regulated by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. First Federal Savings' deposits have been federally insured since 1934 and are currently insured by the Federal Deposit Insurance Corporation under the Savings Association Insurance Fund. First Federal Savings has been a member of the Federal Home Loan Bank System since 1933. At December 31, 2002, First Federal of Olathe Bancorp had total assets of $49.7 million, deposits of $35.3 million and stockholders' equity of $11.8 million.

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

LENDING ACTIVITIES

     GENERAL. At December 31, 2002, First Federal Savings' net loan portfolio totaled $40.0 million, representing approximately 80.5% of First Federal Savings' $49.7 million of total assets at that date. The principal lending activity of First Federal Savings is the origination of fixed-rate, one- to four-family residential loans with terms of up to 25 years. At December 31, 2001 and 2002 First Federal Savings' loan portfolio consisted primarily of first mortgage, one- to four-family residential loans, with small amounts of commercial real estate loans and loans secured by deposit accounts. First Federal Savings also occasionally originates construction/permanent loans to individuals for the construction and permanent financing of one- to four-family dwellings, although First Federal Savings has originated very few construction/permanent loans in recent years. First Federal Savings retains in its portfolio all loans that it originates.

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

     Under OTS regulations, a thrift institution's loans-to-one borrower limit is generally limited to the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation--Federal Regulation of Savings Associations." At December 31, 2002, First Federal Savings' limit on loans-to-one borrower was $1.8 million. At that date, First Federal Savings' largest amount of loans to one borrower, including the borrower's related interests, was $1.6 million and consisted of 17 residential mortgage loans secured by non-owner occupied, investor-owned homes and a personal home loan. These loans were performing according to their original terms at December 31, 2002.

     LOAN PORTFOLIO COMPOSITION. The following table shows the composition of First Federal Savings' loan portfolio by type of loan at the dates indicated. First Federal Savings' loan portfolio is composed solely of loans with fixed rates of interest.

                                                                      AT DECEMBER 31,
                                                    -------------------------------------------------
                                                              2002                    2001
                                                    ----------------------    ---------------------
                                                      AMOUNT       PERCENT      AMOUNT     PERCENT
                                                    ---------     --------    ---------    --------
                                                                  (DOLLARS IN THOUSANDS)
Real Estate Loans:
------------------
One- to four-family(1)............................. $  40,349           99 %  $  38,671          99 %

Commercial.........................................        69           --          121          --
                                                    ---------     --------    ---------    --------
Total real estate loans............................    40,418           99       38,792          99
                                                    ---------     --------    ---------    --------
Loans on Deposits..................................        73            1          223           1
                                                    ---------     --------    ---------    --------
Total Loans........................................    40,491          100 %     39,015         100 %
                                                    ---------     ========    ---------    ========

Less:
-----
Deferred fees and discounts.......................       (323)                     (425)

Allowance for losses..............................       (175)                     (175)
                                                    ---------                 ---------
Total loans receivable, net.......................  $  39,993                 $  38,415
                                                    =========                 =========

---------------
(1) Includes construction/permanent loans in the amount of $474,000 for 2002 and $213,000 for 2001.

     ONE- TO FOUR-FAMILY MORTGAGE LOANS. First Federal Savings' primary lending activity is the origination of first mortgage loans secured by one- to four-family residential property located in First Federal Savings' market area. A portion of the one- to four-family mortgage loans originated by First Federal Savings are secured by investor-owned, non-owner occupied residences. Loans are generated through First Federal Savings' existing customers and referrals, real estate brokers and other marketing efforts. First Federal Savings generally has limited its real estate loan originations to the financing of properties located within its market area and has not made out-of-state loans. At December 31, 2002, First Federal Savings had $40.3 million, or 99% of its loan portfolio invested in mortgage loans secured by one- to four-family residences.

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

     Under First Federal Savings' real estate lending policy, a title insurance policy must be obtained for each real estate loan. First Federal Savings also requires fire and extended coverage casualty insurance, in order to protect the properties securing its real estate loans. Borrowers must also obtain flood insurance policies when the property is in a flood hazard area. First Federal Savings requires borrowers to advance funds to an escrow account for the payment of real estate taxes but does not require escrowed funds for hazard insurance premiums, provided other proof of an effective hazard insurance policy is provided to First Federal Savings. First Federal Savings generally makes loans up to a maximum amount of $125,000, subject to exceptions by the Board of Directors. In recent years, as a result of increasing property values, the Board has granted frequent waivers from this maximum loan amount.

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

     First Federal Savings originates mortgage loans secured by non-owner-occupied residential properties. At December 31, 2002, such loans totaled $15.0 million, or 37.2% of First Federal Savings' loan portfolio. Most of these loans are made to investors and are secured by one- to four-family rental properties. These loans are made on the same general terms as loans secured by owner-occupied properties, including loan-to-value ratios of up to 80% and terms of up to 25 years. However, First Federal Savings generally charges higher interest rates on investor loans.

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

     CONSUMER LOANS. Historically, First Federal Savings' consumer lending activities have been limited to deposit account loans. At December 31, 2002, $73,000 consumer loans were outstanding, all secured by deposit accounts. First Federal Savings does not expect to become an active consumer lender, although it does expect to place some additional emphasis on making deposit account loans in the future.

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

     In accordance with Statement of Financial Accounting Standards No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, First Federal Savings' loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as interest income over the contractual life of the related loans as an adjustment to the yield of such loans. At December 31, 2002, First Federal Savings had $323,000 of net deferred loan fees which will be amortized using the interest method.

     LOAN MATURITY SCHEDULE. The following schedule illustrates the contractual maturity and weighted average rates of First Federal Savings' total loan portfolio at December 31, 2002. The schedule does not reflect the effects of scheduled payments, possible prepayments or enforcement of due-on-sale clauses.

                                                     REAL ESTATE
                                      ----------------------------------------
                                            ONE- TO
                                          FOUR-FAMILY           COMMERCIAL         LOANS ON DEPOSITS          TOTAL
                                      -------------------   ------------------   --------------------   -------------------
                                                 WEIGHTED             WEIGHTED              WEIGHTED               WEIGHTED
                                                  AVERAGE             AVERAGE                AVERAGE               AVERAGE
                                       AMOUNT      RATE      AMOUNT     RATE       AMOUNT     RATE       AMOUNT      RATE
                                      --------  ---------   --------  --------   ---------- ---------   --------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Due During Years Ending December 31,
------------------------------------
2003.............................     $  1,098       7.13 % $     --        -- %  $     73       8.40   $  1,171      7.21 %
2004.............................        1,128       7.18         --        --          --         --      1,128      7.18
2005.............................          167       8.55         --        --          --         --        167      8.55
2006 and 2007....................          667       7.98         --        --          --         --        667      7.98
2008 to 2012.....................        5,727       7.55         69      8.50          --         --      5,727      7.55
2013 to 2027.....................       31,563       7.93         --        --          --         --     31,632      7.93
                                      --------  ---------   -------- ---------    --------  ---------   --------  --------
     Total.......................     $ 40,350       7.84 % $     69      8.50 %  $     73       8.40 % $ 40,492      7.84 %
                                      ========  =========   ======== =========    ========  =========   ========  ========

     The total amount of loans due after December 31, 2003 that have predetermined interest rates is $39.3 million, while no loans due after such date had floating or adjustable interest rates.

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

     The following table shows total loans originated and repaid during the periods indicated. During 2002, First Federal Savings purchased $1.8 million of fixed rate real estate (one- to four-family) loans which are included in the table below. No loans were purchased or sold during 2001.

                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                                  --------------------------
                                                                     2002            2001
                                                                  ----------      ----------
                                                                        (IN THOUSANDS)
Originations by Type:
---------------------
Fixed rate:
-----------
Real estate - one- to four-family................................ $   16,042      $   17,286
                                                                  ----------      ----------
Real estate - commercial.........................................         --              78
                                                                  ----------      ----------
Deposit loans....................................................        119             232
                                                                  ----------      ----------
Total fixed-rate.................................................     16,161          17,596
                                                                  ----------      ----------
Adjustable Rate..................................................         --              --
                                                                  ----------      ----------
Total loans originated...........................................     16,161          17,596
                                                                  ----------      ----------

Total loans purchased............................................      1,800              --

Sales and Repayments:
---------------------
Total loans sold.................................................         --              --
Principal repayments.............................................     16,345          15,123
                                                                  ----------      ----------
Total reductions.................................................     16,345          15,123
(Increase) in other items, net (1)...............................        (38)            (90)
                                                                  ----------      ----------
         Net increase............................................ $    1,578      $    2,383
                                                                  ==========      ==========

--------------------------
(1) Other items, net include the effects relating to loans in process, deferred loan origination fees or costs, escrow funds held and the allowance for loan losses.

     LOAN COMMITMENTS. First Federal Savings issues commitments for mortgage loans conditioned upon the occurrence of certain events. Commitments are made in writing on specified terms and conditions and are honored for up to 180 days from approval. At December 31, 2002, First Federal Savings had loan commitments totaling $474,000. See Note 12 of the Notes to Financial Statements included in the back of the annual report.

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

     Real estate acquired by First Federal Savings as a result of foreclosure or by deed-in-lieu of foreclosure are classified as real estate owned until sold. First Federal Savings had no properties owned at December 31, 2002, and two properties owned at December 31, 2001, for a total of $218,000.

     DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at December 31, 2002, in dollar amount and as a percentage of First Federal Savings' total loan portfolio. The dollar amounts shown equal the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due. At December 31, 2002, First Federal Savings had no consumer loans, construction loans or land loans which were delinquent 30 or more days.

                                              LOANS DELINQUENT FOR:
                                --------------------------------------------------
                                       60-89 DAYS            90 DAYS AND OVER       TOTAL DELINQUENT LOANS
                                ------------------------  ------------------------  ------------------------
                                                PERCENT                   PERCENT                   PERCENT
                                                OF LOAN                   OF LOAN                   OF LOAN
                                NUMBER  AMOUNT  CATEGORY  NUMBER  AMOUNT  CATEGORY  NUMBER  AMOUNT  CATEGORY
                                ------  ------  --------  ------  ------  --------  ------  ------  --------
                                                           (DOLLARS IN THOUSANDS)
Real Estate:
  One- to four-family .......        3  $  394    1.00%       --  $   --      --%        3  $  394    1.00%
  Multi-family ..............       --      --      --        --      --      --        --      --      --
  Commercial ................        1      13     .03        --      --      --         1      13     .03
  Construction or development       --      --      --        --      --      --        --      --      --

Consumer ....................       --      --      --        --      --      --        --      --      --
                                ------  ------  --------  ------  ------  --------  ------  ------  --------

     Total ..................        4  $  407    1.01%       --  $   --      --%        4  $  407    1.01%
                                ======  ======  ========  ======  ======  ========  ======  ======  ========

     NON-PERFORMING ASSETS. The following table sets forth information regarding non-performing loans and real estate owned by First Federal Savings at the dates indicated. As of the dates indicated, First Federal Savings had no material restructured loans within the meaning of SFAS No. 15.

                                                                           AT
                                                                       DECEMBER 31,
                                                                ------------------------
                                                                  2002            2001
                                                                ---------      ---------
                                                                  (DOLLARS IN THOUSANDS)
  Non-accruing loans:.........................................  $      --      $      --
  Accruing loans delinquent more than 90 days:
    One- to four-family.......................................         --             57
                                                                ---------      ---------
       Total..................................................         --             57
                                                                ---------      ---------

  Foreclosed assets:..........................................         --            218
                                                                ---------      ---------

  Total non-performing assets.................................  $      --      $     274
  Total as a percentage of total assets.......................         -- %          .49 %
                                                                =========      =========

     For the year ended December 31, 2002, First Federal Savings had no non-accruing loans, and therefore had no gross interest income which would have been recorded had non-accruing loans been current in accordance with their original terms. There was no interest income on such loans for the year ended December 31, 2002.

     OTHER LOANS OF CONCERN. In addition to the non-performing loans set forth in the tables above, at December 31, 2002, there were no loans classified by First Federal Savings, with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, First Federal Savings reviews loans in its portfolio monthly to determine whether such assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 2002, First Federal Savings had classified none of its assets as substandard, none as doubtful and none as loss. These loans have been considered by management in its analysis of First Federal Savings' allowance for loan losses.

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

     At December 31, 2002, First Federal Savings had an allowance for loan losses of $175,000. Although management believes that it uses the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while First Federal Savings believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing First Federal Savings' loan portfolio, will not request First Federal Savings to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect First Federal Savings' financial condition and results of operations.

     First Federal Savings' management believes that it determines the size of the allowance based on the best information available at the time, the allowance will need to be adjusted as circumstances change and assumptions are updated. Future adjustments to the allowance could significantly affect net income.

     The following table sets forth the allocation for loan losses by category for the periods indicated.

                                                                  AT DECEMBER 31,
                                     --------------------------------------------------------------------
                                                     2002                               2001
                                     ----------------------------------    ------------------------------
                                                            PERCENT                             PERCENT
                                                            OF LOANS                            OF LOANS
                                                    LOAN     IN EACH                    LOAN     IN EACH
                                      AMOUNT OF    AMOUNTS  CATEGORY      AMOUNT OF   AMOUNTS    CATEGORY
                                      LOAN LOSS      BY     TO TOTAL      LOAN LOSS      BY      TO TOTAL
                                      ALLOWANCE   CATEGORY    LOANS       ALLOWANCE   CATEGORY    LOANS
                                     ---------- ---------- ----------    ---------- ----------- ---------
                                                              (DOLLARS IN THOUSANDS)
Real estate--One- to four-family...  $      175 $   40,349        100%   $      175 $    38,671       100%
Real estate--commercial............          --         --         --            --          --        --
Deposit loans......................          --         --         --            --          --        --
Unallocated........................          --         --         --            --          --        --
                                     ---------- ---------- ----------    ---------- ----------- ---------
     Total.........................  $      175 $   40,349        100%   $      175 $    38,671       100%
                                     ========== ========== ==========    ========== =========== =========

     The following table sets forth information with respect to First Federal Savings' allowance for loan losses for the periods indicated.

                                                                                        YEARS ENDED
                                                                                        DECEMBER 31,

                                                                                      2002        2001
                                                                                   ---------   ---------
                                                                                   (DOLLARS IN THOUSANDS)

Balance at beginning of period..................................................   $     175   $     175
Charge-offs.....................................................................          --          --
Recoveries......................................................................          --          --
Net charge-offs.................................................................          --          --
Additions charged to operations.................................................          --          --
                                                                                   ---------   ---------
Balance at end of period........................................................   $     175   $     175
                                                                                   =========   =========

Ratio of net charge-offs during the period to
  average loans outstanding during the period...................................         N/A         N/A


Ratio of net charge-offs during the period to
 average non-performing assets..................................................         N/A         N/A
Ratio of allowance for loan losses to loans receivable, net, at end of period...        .44%        .46%
                                                                                   =========   =========
Ratio of allowance for loan losses to
  non-performing assets at end of period........................................         N/A      63.87%
                                                                                   =========   =========

INVESTMENT ACTIVITIES

     First Federal Savings is permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the Federal Home Loan Bank of Topeka, certificates of deposit of federally insured institutions, certain bankers' acceptances and federal funds. Within certain regulatory limits, First Federal Savings may also invest a portion of its assets in commercial paper and corporate debt securities. Savings institutions like First Federal Savings are also required to maintain an investment in FHLB stock. First Federal Savings is required under federal regulations to maintain a minimum amount of liquid assets. At December 31, 2002, First Federal Savings' liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 18.8%. See "Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

     OTHER INVESTMENTS. At December 31, 2002, First Federal Savings' investment securities consisted of U.S. government/federal agency securities, FHLB stock, Freddie Mac stock and other interest-earning assets. All of the U.S. government/federal agency securities are held to maturity. The Freddie Mac stock is accounted for as available for sale. The U.S. government/federal agency securities consisted primarily of Fannie Mae and Freddie Mac bonds and Federal Home Loan Bank bonds, with fixed rates of interest.

     The following table sets forth the composition of First Federal Savings' investment securities, net of premiums and discounts, at the dates indicated.

                                                          AT DECEMBER 31,
                                             --------------------------------------------
                                                     2002                  2001
                                             -------------------    -------------------
                                               BOOK       % OF        BOOK       % OF
                                              VALUE       TOTAL      VALUE       TOTAL
                                             --------   --------    --------   --------
                                                       (DOLLARS IN THOUSANDS)
Investment securities held to maturity:
  U.S. government/federal Agency securities  $  2,014      22.10 %  $  5,500      34.32 %

Investment securities available for sale:
  Freddie Mac stock.........................    1,819      19.96       1,848      11.53

FHLB stock..................................      380       4.17         380       2.37
                                             --------   --------    --------   --------
     Total investment securities
      and FHLB stock........................    4,213      46.23       7,728      48.22
                                             --------   --------    --------   --------
Average remaining life of
  investment securities (1).................   13 yrs                 13 yrs

Other interest-earning assets:
  Interest-bearing deposits with banks......    4,900      53.77       8,300      51.78
                                             --------   --------    --------   --------
     Total.................................. $  9,113     100.00 %  $ 16,028     100.00 %
                                             ========   ========    ========   ========

---------------------
(1) Average remaining life is subject to call provisions on all U.S. government/federal agency securities and excludes available-for-sale securities.

     INVESTMENT PORTFOLIO MATURITIES. The following table sets forth the scheduled maturities, carrying values, market values and average yields for First Federal Savings' investment securities excluding FHLB stock and Freddie Mac stock at December 31, 2002.

                                                                      AT DECEMBER 31, 2002
                                                 -----------------------------------------------------------------
                                                  LESS
                                                  THAN 1     1 TO 5     5 TO 10    OVER 10     TOTAL INVESTMENT
                                                   YEAR      YEARS       YEARS      YEARS          SECURITIES
                                                 --------   --------   ---------  ---------   --------------------
                                                   BOOK       BOOK       BOOK       BOOK        BOOK       MARKET
                                                  VALUE      VALUE       VALUE      VALUE       VALUE       VALUE
                                                 --------   --------   ---------  ---------   --------    --------
                                                                     (DOLLARS IN THOUSANDS)

U.S. government/federal agency securities......   $  --     $   --      $ 1,000    $ 1,014    $ 2,014     $ 1,867

Weighted average yield.........................      -- %       --  %      6.05 %     7.00 %     6.53 %

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

     During the first quarter of 2001, First Federal Savings began accepting additional brokered certificates of deposit from out-of-state sources for the purpose of raising funds during periods of strong loan demand. At December 31, 2002, First Federal Savings had approximately $7.3 million of brokered certificates of deposit.

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

                                                                      AT DECEMBER 31,
                                                        --------------------------------------------
                                                                2002                   2001
                                                        --------------------    --------------------
                                                         AMOUNT     PERCENT      AMOUNT     PERCENT
                                                        --------   ---------    --------   ---------
                                                                     (DOLLARS IN THOUSANDS)
Transactions and Savings Deposits:
----------------------------------

Non-interest bearing Accounts......................     $     --          -- %  $    167        0.44 %
Passbook Accounts..................................        3,172        8.98       4,108       10.90
Money Market Accounts..............................        1,730        4.90       1,861        4.94
                                                        --------   ---------    --------   ---------

Total Non-Certificates.............................        4,902       13.88       6,136       16.28
                                                        --------   ---------    --------   ---------

Certificates:
-------------

1.00 - 5.99%.......................................       24,003       67.94      21,274       56.47
6.00 - 7.99%.......................................        6,423       18.18      10,261       27.25
                                                        --------   ---------    --------   ---------

Total Certificates.................................       30,426       86.12      31,535       83.72
                                                        --------   ---------    --------   ---------
Total Deposits.....................................     $ 35,328      100.00 %  $ 37,671      100.00 %
                                                        ========   =========    ========   =========

     DEPOSIT ACTIVITY. The following table sets forth the deposit activities of First Federal Savings for the periods indicated:

                                                      YEARS ENDED DECEMBER 31,
                                                     -------------------------
                                                         2002           2001
                                                     ----------     ----------
                                                       (DOLLARS IN THOUSANDS)

Opening balance....................................  $   37,671     $   28,504
Deposits...........................................      21,535         23,330
Withdrawals........................................      23,878         14,163
                                                     ----------     ----------

Ending balance.....................................  $   35,328     $   37,671
                                                     ==========     ==========

Net increase (decrease)............................  $   (2,343)    $    9,167
                                                     ==========     ==========

Percent increase (decrease)........................       (6.22)%        32.16%
                                                     ==========     ==========

     TIME DEPOSIT MATURITY SCHEDULE. The following table shows rate and maturity information for First Federal Savings' certificates of deposit at December 31, 2002.

                                                                     1.00-     6.00-               PERCENT
                                                                     5.99%     7.99%      TOTAL    OF TOTAL
                                                                   --------   -------   --------   --------
                                                                            (DOLLARS IN THOUSANDS)
Certificate accounts maturing in quarter ending:

March 31, 2003...................................................  $  3,533   $ 3,073   $  6,606     21.71%
June 30, 2003...................................................      2,337       851      3,188     10.48
September 30, 2003...............................................     7,401     1,589      8,990     29.55
December 31, 2003...............................................      1,823        --      1,823      5.99
March 31, 2004...................................................     2,449        --      2,449      8.05
June 30, 2004...................................................      1,621        --      1,621      5.33
September 30, 2004...............................................       617        --        617      2.03
December 31, 2004...............................................        499        --        499      1.64
March 31, 2005...................................................       440         1        441      1.45
June 30, 2005...................................................        456        50        506      1.66
September 30, 2005...............................................        --       138        138       .45
December 31, 2005................................................        --       199        199       .65
Thereafter .....................................................      2,827       522      3,349     11.01
                                                                   --------   -------   --------   -------

   Total .......................................................   $ 24,003   $ 6,423   $ 30,426    100.00 %
                                                                   ========   =======   ========   =======

   Percent of Total.............................................      78.89%    21.11%    100.00%
                                                                   ========   =======   ========

     The following table indicates the amount of First Federal Savings' jumbo certificates of deposit and other certificates of deposit by time remaining until maturity at December 31, 2002.

                                                                                MATURITY
                                                                 ----------------------------------------
                                                                              OVER      OVER
                                                                 3 MONTHS    3 TO 6   6 TO 12    OVER 12
                                                                  OR LESS    MONTHS    MONTHS     MONTHS     TOTAL
                                                                 --------   --------  --------   --------   --------
                                                                                  (IN THOUSANDS)
Certificates of deposit less than $100,000...................    $  4,689   $  2,728  $  9,304   $  8,095   $ 24,816

Certificates of deposit of $100,000 or more..................       1,917        460     1,509      1,724      5,610
                                                                 --------   --------  --------   --------   --------

Total certificates of deposit................................    $  6,606   $  3,188  $ 10,813   $  9,819   $ 30,426
                                                                 ========   ========  ========   ========   ========

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

     At December 31, 2002, First Federal Savings had available credit lines of approximately $18.3 million from the FHLB of Topeka, contingent upon additional purchase of FHLB stock. First Federal Savings had $2.0 million of FHLB advances outstanding at December 31, 2002.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances, for the periods indicated.

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                            2002        2001
                                                          --------    --------
                                                             (IN THOUSANDS)

Maximum Balance:
----------------
  FHLB advances.........................................  $ 5,000     $ 6,600

Average Balance:
----------------
  FHLB advances.........................................    3,816       5,621

     The following table sets forth certain information as to First Federal Savings' FHLB advances at the dates indicated.

                                                             AT DECEMBER 31,
                                                         -----------------------
                                                            2002        2001
                                                          --------    --------
                                                          (DOLLARS IN THOUSANDS)

FHLB advances...........................................  $ 2,000     $ 5,000

Weighted average interest rate of FHLB advances.........     5.46 %      5.88 %

EMPLOYEES

     At December 31, 2002, First Federal Savings had a total of 4 full-time and no part-time employees. First Federal Savings' employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

SERVICE CORPORATION ACTIVITIES

     As a federally chartered savings association, First Federal Savings is permitted by OTS regulations to invest up to 2% of its assets in the stock of, or loans to, service corporation subsidiaries. First Federal Savings may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities in which a federal association may engage. At December 31, 2002, First Federal Savings had no subsidiaries.

FIRST FEDERAL SAVINGS' MARKET AREA

     First Federal Savings considers its primary market area to consist of Johnson County, Kansas, with a concentration of business activity in the city of Olathe, which is the county seat, and the immediate surrounding area. Johnson County is part of the Kansas City metropolitan statistical area. Olathe and the surrounding areas have experienced increases in population as the Kansas City outer suburbs have expanded. Since 1990, Johnson County has experienced significant increases in population. The Johnson County population has increased from approximately

355,000 in 1990 to approximately 480,000 in 2002. Employment in Johnson County is generally diversified, including employment in services, wholesale and retail trade and government.

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

     FEDERAL HOME LOAN BANK SYSTEM. The Federal Home Loan Bank System, consisting of 12 banks, is under the jurisdiction of the Federal Housing Finance Board. First Federal Savings is a member of the Federal Home Loan Bank of Topeka. First Federal Savings holds shares of capital stock in the Federal Home Loan Bank of Topeka in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank of Topeka. First Federal Savings holds an investment in Federal Home Loan Bank of Topeka stock of $380,000 at December 31, 2002. Among other benefits, the Federal Home Loan Bank of Topeka provides a central credit facility primarily for member institutions.

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

     LIQUIDITY REQUIREMENTS. Under OTS regulations, each savings institution is required to maintain liquid assets in an amount that would ensure the institution's safe and sound operation. The Association's liquidity ratio at December 31, 2002 was 18.8%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     PROMPT CORRECTIVE ACTION. Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The OTS could also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At December 31, 2002, First Federal Savings was categorized as "well capitalized" under the prompt corrective action regulations.

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

     QUALIFIED THRIFT LENDER TEST. As a federal savings institution, the Association is required to satisfy a qualified thrift lender test whereby it must maintain at least 65% of its "portfolio assets" in "qualified thrift investments" consisting primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2002, the Association met the qualified thrift lender test.

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

     At December 31, 2002, First Federal Savings had tangible capital of $11.8 million, or 23.5% of adjusted total assets, which is approximately $11.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At December 31, 2002, First Federal Savings had core capital equal to $11.8 million, or 23.5% of adjusted total assets, which is $10.3 million above the minimum leverage ratio requirement of 4% as in effect on that date. At December 31, 2002, First Federal Savings had total risk based capital of $12.4 million (including approximately $11.8 million in core capital and $0.6 million in qualifying supplementary capital) and risk-weighted assets of $11.8 million (with no converted off-balance sheet assets); or total capital of 51.7% of risk-weighted assets. This amount was $10.4 million above the 8% requirement in effect on that date.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board requires all depository institutions to maintain noninterest-bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2002 First Federal Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity Requirements."

     Savings and loan associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

THE USA PATRIOT ACT

     In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The federal banking agencies have begun to propose and implement regulations pursuant to the USA PATRIOT Act. These proposed and interim regulations would require financial institutions to adopt the policies and procedures contemplated by the USA PATRIOT Act.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting irregularities. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act restricts accounting companies from providing both auditing and consulting services. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change. The period during which certain types of law suits can be instituted against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, civil and criminal penalties have been enhanced.

     The Act also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. In accordance with the Act, the SEC proposed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

EXECUTIVE OFFICERS OF FIRST FEDERAL SAVINGS AND FIRST FEDERAL OF OLATHE BANCORP WHO ARE NOT DIRECTORS

     None.

ITEM 2. DESCRIPTION OF PROPERTY

     At December 31, 2002, First Federal Savings conducted its business from its headquarters and sole office located at 100 East Park, Olathe, Kansas. First Federal Savings' main office is leased, with the lease term expiring in 2004. The estimated net book value of First Federal Savings' leasehold improvements, and furniture and equipment at December 31, 2002 was approximately $2,250.

     First Federal Savings believes that its current facilities are adequate to meet the present needs of First Federal Savings and its holding company. However, if First Federal Savings determines to expand its staff, First Federal Savings may need to obtain new facilities or expand its existing facility.

ITEM 3. LEGAL PROCEEDINGS

     First Federal Savings is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of its businesses. At December 31, 2002, First Federal Savings was not involved in any legal proceedings that it believes would have a material adverse effect on the financial condition or operations of First Federal Savings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     Page 41 of the attached 2002 Annual Report to Shareholders is herein incorporated by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Pages 4 to 13 of the attached 2002 Annual Report to Shareholders are herein incorporated by reference.

ITEM 7.  FINANCIAL STATEMENTS

     Pages 14 to 40 of the attached 2002 Annual Report to Shareholders are herein incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning Directors of the Registrant is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2003.

ITEM 10. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and transactions is incorporated herein by reference from First Federal of Olathe Bancorp's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2003.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

         (a) (1)  FINANCIAL STATEMENTS:

         The following information appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, is incorporated by reference in this Form 10-KSB Annual Report as Exhibit 13.

                                                                                                        Page in
                                                                                                         Annual
               Annual Report Section                                                                     Report
               ---------------------                                                                     ------
Report of Independent Auditors......................................................................       14

Consolidated Balance Sheets at December 31, 2002 and 2001...........................................       15

Consolidated Statements of Income for the Years ended December 31, 2002 and 2001....................       17

Consolidated Statements of Changes in Stockholders' Equity for the Years ended
   December 31, 2002 and 2001.......................................................................       18

Consolidated Statements of Cash Flows for the Years ended December 31, 2002 and 2001................       19

Notes to Consolidated Financial Statements..........................................................       20

         (a)(2) FINANCIAL STATEMENT SCHEDULES - All financial statement schedules have been omitted as the information is either inapplicable or not required under the related instructions.

         (a)(3) EXHIBITS - The following exhibits are either filed or attached as part of this report or are incorporated herein by reference.

                                                                                 Reference to
        Regulation                                                              Prior Filing or
       S-B Exhibit                                                              Exhibit Number
          Number                           Document                             Attached Hereto
        ----------       --------------------------------------------------     ---------------

            2            Plan of acquisition, reorganization,                        None
                         arrangement, liquidation or succession

           3.1           Articles of Incorporation                                     *

           3.2           Bylaws                                                        *

            4            Instruments defining the rights of                            *
                         security holders, including indentures

            9            Voting trust agreement                                      None

           10.1          Proposed Stock Option Plan                                   **

           10.2          Proposed Recognition and Retention Plan                      **

           10.3          Form of Employment Agreement for Mitch Ashlock                *

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

            22           Published report regarding matters                          None
                          submitted to vote of security holders

            23           Consent of experts and counsel                              None

            24           Power of Attorney                                       Not Required

            28           Information from reports furnished to                       None
                          State insurance regulatory authorities

            99           Certification of Chief Executive Officer and Chief           99
                         Financial Officer pursuant to Section 906 of the
                         Sarbanes-Oxley Act of 2002

-----------------

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

         **Filed on March 30, 2001, as exhibits to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 (File No. 0-30680).

         (b) Reports on Form 8-K - No Form 8-K was filed during the last quarter of the fiscal year covered by this Form 10-KSB.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     FIRST FEDERAL OF OLATHE BANCORP, INC.


Date: March 28, 2003                 By: /s/ Mitch Ashlock
                                        ----------------------------------------
                                         Mitch Ashlock, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Mitch Ashlock                             By: /s/ Donald K. Ashlock
   --------------------------------------            ------------------------------------------
   Mitch Ashlock, Chief Executive                     Donald K. Ashlock, Chairman of the Board
     Officer and Director
   (Principal Executive, Financial and
     Accounting Officer)

Date: March 28, 2003                              Date: March 28, 2003

By: /s/ John M. Bowen                             By: /s/ Carl R. Palmer
   --------------------------------------            ------------------------------------------
   John M. Bowen, Director                            Carl R. Palmer, Director

Date: March 28, 2003                              Date: March 28, 2003

By: /s/ Marvin E. Wollen
   --------------------------------------
     Marvin E. Wollen, Director

Date: March 28, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Mitch Ashlock, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Federal of Olathe Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                            /s/ Mitch Ashlock
----------------------                    --------------------------------------
Date                                      Mitch Ashlock
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Mitch Ashlock, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of First Federal of Olathe Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003                            /s/ Mitch Ashlock
----------------------                    --------------------------------------
Date                                      Mitch Ashlock
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit 13              2002 Annual Report to Stockholders
Exhibit 21              Subsidiaries of the Registrant
Exhibit 99 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002